Form 10-K
period 2010-12-31
Sanomedics International Holdings, Inc
filed 2011-04-14
CIK 1501972

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2010

OR

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                  to                .

Commission file number 000-54167

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	27-3320809
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

80 SW 8th Street, Suite 2180, Miami, Florida 33130
 (Address of principal executive offices and zip code)

(305) 433-7814
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, .001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒.

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☐	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes☐ No☒.

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2010, ( the last business day of the registrant's most recently completed second fiscal quarter)  was approximately $34,890,720 based on the price ($3.75) at which the common equity was last sold (February 25, 2011) as reported by OTC Pink.

The number of shares of Common Stock, $.001 par value, outstanding on March 31, 2011 was 13,635,939 shares.

SANOMEDICS INTERNATIONAL HOLDINGS, INC
FORM 10-K

For the Fiscal Year Ended December 31, 2010

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in this report, including the risks set forth under “Risk Factors” in Item 1A.

Throughout this report, we refer to Sanomedics International Holdings, Inc., together with its subsidiaries, as “we,” “us,” “our Company” or “the Company.”

PART 1

Item 1:    Business

General Development of Business

Overview

Sanomedics International Holdings, Inc. is a Delaware corporation which designs, develops, markets and sells a line of non-contact infrared thermometers principally for consumer home healthcare for children and, under the “ThermoPet” brand name, for pet dogs.  Our research efforts are focused on a second generation product with improved accuracy, and if our development is successful, we intend to introduce our second generation product line into the consumer market as well as launch it commercially into the “professional” market (medical and veterinary professionals and institutions), a market in which we conducted limited test-marketing during 2010.  We first entered the non-contact infrared thermometer business on July 1, 2009 when we acquired all of the outstanding stock of Sanomedics International Holdings, Inc. (“Sano-Nevada”), a Nevada corporation formed in January 2009, in a transaction in which the former owners of Sano-Nevada acquired control of the Company and became our management team, as described below under “Acquisition of Sanomedics.”  On July 24, 2009, we acquired the exclusive right to distribute in North, Central and South America the line of non-contact infrared thermometers manufactured in China by Rycom Electron Technology Limited (“Rycom”).  In 2010, we stopped selling Rycom-branded thermometers under this distribution agreement and began selling our own product line after Rycom agreed on January 10, 2010 to manufacture our own line of non-contact infrared thermometers, which we currently market under our “Sanomedics” and “ThermoPet” brand names.

For the years ended December 31, 2009 and 2010, our thermometer for pet dogs accounted for 50.1% and 58.1%, respectively, of all thermometer unit sales and 40.8% and 59.7%, respectively, of our gross revenues of $31,018 and $90,208, respectively.  For the year ended December 31, 2010, test-marketing of our “professional” model accounted for 5.3% of unit sales and 16.2% of gross revenues while our model for use on children accounted for 36.6% of unit sales and 25.0% of gross revenues.  In fiscal 2009, our children’s model accounted for 49.9% of unit sales and 58.1% of gross revenues (we did not market or sell any “professional” models in 2009).  We market our products principally on the Internet on Amazon.com and in the online catalogs of Frontgate.com (ThermoPet model only), and Hammacher.com (ThermoPet model only). We have agreements with a distributor, commissioned independent sales representatives, and resellers, and one reseller, Scar-Guard Inc., accounted for 14.3% of our total sales for the year ended December 31, 2010.  See Item 1: Business – Seasonality; Concentration and – Sales, Marketing and Advertising, below.

Our executive offices are located at 80 SW 8th Street, Suite, 2180, Miami, Florida 33130, and our telephone number is (305) 433-7814. Our corporate website is www.sanomedics.com.

Our common stock is currently quoted on the Pink Sheets under the symbol “SIMH.PK”.

Organizational History

We were originally incorporated on October 31, 1955 in Idaho under the name “Niagara Mining and Development Co., Inc.”  We conducted limited mining operations, and in the 1970s we raised approximately $200,000 in a public offering we made under the Regulation A exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  We filed periodic reports for approximately three years thereafter, but once our total assets were less than $1,000,000 our reporting obligations pursuant to Section 12(g) of the Securities Exchange Act of 1934 ceased, and we stopped filing such reports.  Shortly thereafter, as our cash on hand was depleted we curtailed our operations, and ultimately we became inactive. We had our existence administratively dissolved by the State of Idaho for failure to file timely the required annual report, but we were reinstated on April 9, 2007 and again on June 16, 2008, following a similar administrative dissolution on January 4, 2008; however, in 2005, during a period of our dissolution, a third party had formed a new Idaho corporation with the same name as ours, so when we were reinstated on April 9, 2007 our corporate name was no longer available to us and therefore we had to amend our Articles of Incorporation to change our name; and on April 9, 2007, we selected and changed our name to “Grand Niagara Mining and Development Company”.  In 2008, when Joseph Meuse and Belmont Partners, LLC acquired control, our sole objective was to identify, evaluate, and acquire an operating business which wanted to become a publicly held entity.  As described below under “Acquisition of Sanomedics”, we achieved that goal in July 2009 when we acquired 100% of the outstanding capital stock of Sanomedics International Holdings, Inc. (“Sano-Nevada”), a development stage Nevada corporation with very limited operations formed in January 2009.  In connection with this acquisition, in April 2009 we reincorporated in Delaware, changed our name to “Sanomedics International Holdings, Inc.”, recapitalized the Company, effected a 1 for 25 reverse split (the “Reverse Split”) of our common stock, and issued to the former owners of Sano-Nevada common shares representing approximately 98% of our common stock and 100% of our newly authorized Series A preferred stock having majority voting rights.  The Sano-Nevada acquisition was accounted for as a “reverse acquisition” as if Sano-Nevada had acquired us, and our financial statements prior to the closing date of acquisition became the historical financial statements of Sano-Nevada. See Item 8, Financial Statements and Supplementary Data - Note 3 to the financial statements.  All information in this report relating to our common stock has been adjusted to give effect to the Reverse Split, except where otherwise expressly stated.

Acquisition of Sanomedics

As of July 1, 2009 we acquired 100% of the outstanding capital stock of Sanomedics International Holdings, Inc. (“Sano-Nevada”).  Sano-Nevada was an entity formed in Nevada in January 2009 which was still in its development stage, seeking to a launch a business distributing non-contact infra-red thermometers to consumers (for use on humans and dogs) and human health care professionals in the United States.  We acquired Sano-Nevada as follows:

On April 17, 2009, pursuant to a Common Stock Purchase Agreement among us, Belmont Partners, LLC (“Belmont”), which then was our principal shareholder, and Sano-Nevada, among others, Belmont sold to Sano-Nevada 102,200 shares of our common stock, representing 50.001% of the number of our common shares issued and outstanding (the “Sano-Nevada Shares”), for a price of $158,000 in cash (the “Purchase Price”).  In addition, (a) Sano-Nevada agreed to become our wholly-owned subsidiary through an exchange of shares described below (the “Acquisition”) no later than 20 days from the closing of such Agreement, and (b) in consideration of the benefits provided to us pursuant to such Agreement, we agreed to issue to Belmont 250,000 shares of our common stock (the “Belmont Shares”) representing 2.5% of our issued and outstanding common stock after giving effect to the closing of our contemplated Acquisition (our shareholders authorized the issuance of the Belmont Shares), and any related reverse split of our common stock. Sano-Nevada’s payment obligations were guaranteed by Keith Houlihan (“Houlihan”), a co-founder and the President of Sano-Nevada.  The Purchase Price was paid as follows:  On March 24, 2009, Sano-Nevada paid $50,000 to Belmont; and Sano-Nevada paid Belmont the $108,000 balance in installments, the last of which was paid on August 20, 2009, more than 90 days after the expected closing of our Acquisition, thereby incurring an additional $7,150 in late fees, which Sano-Nevada also paid to Belmont.

Pursuant to an April 2, 2009, Acquisition Agreement and Plan of Share Exchange (the “Acquisition Agreement”) among us, Sano-Nevada, Houlihan, Craig Sizer (“Sizer”) and Maria Perez (Ms. Perez married Craig Sizer in 2009, and, accordingly,  hereafter she is referred to as “Mrs. Sizer”) (Houlihan, Sizer and Mrs. Sizer, collectively, the “Sano-Nevada Owners”), on July 1, 2009, we acquired Sano-Nevada by issuing to the Sano-Nevada Owners an aggregate of 9,542,000 shares of our common stock and 1,000 shares of our Series A preferred stock, as follows:  Houlihan: 2,385,500 common shares and 250 preferred shares; Sizer: 2,385,500 common shares and 250 preferred shares; and Mrs. Sizer: 4,771,000 common shares and 500 preferred shares.  On July 1, 2009, we also issued to Belmont, pursuant to the March 19, 2009, Stock Purchase Agreement described above, 250,000 shares of our common stock (representing the Belmont Shares).  All these shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act for non-public offerings.

For accounting purposes this Acquisition transaction was treated as a reverse acquisition, with Sano-Nevada as the acquirer; and therefore, our historical financial statements prior to the closing date are those of Sano-Nevada.  After the closing, we relocated our executive offices from Nevada to our current offices in Miami, Florida; and Messrs. Houlihan and Sizer comprised a majority of our Board of Directors and became our senior Management (positions they still hold), and together with Mrs. Sizer, they beneficially owned a substantial majority of our outstanding common stock, had majority voting rights via their ownership of our preferred stock and acquired control of the Company.  See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters, Item 10, Directors, Executive Officers and Corporate Governance, and Item 8, Financial Statements and Supplementary Data - Notes 3 and 6 to the financial statements.

In connection with the Acquisition, on April 6, 2009, we reincorporated in Delaware under the name “Sanomedics International Holdings, Inc.” and increased our authorized capitalization from 10,000,000 shares of common stock to 250,000,000 shares of common stock and 1,000 shares of Series A preferred stock.  The only rights and preferences of the Series A preferred stock, which is not convertible, relate to voting rights:  The Series A preferred stock votes together with our common stock as one class, and has that number of votes, collectively, which shall equal 51% of the total number of votes (common stock and preferred stock combined) that may be cast on any and all matters presented to our stockholders, including the election of directors.  On April 17, 2009, we effected a 1 for 25 reverse split of our common stock in which each 25 shares of common stock were combined into one share of common stock (the “Reverse Split”), resulting in the number of our outstanding common stock being reduced to 198,769 such shares (including the 102,200 shares Belmont sold to Sano-Nevada on April 17, 2009).

Plan of Operation

For the next 12 months we intend to focus our efforts on implementing the following business strategy:

Raise Substantial Additional Capital.

We currently have a severe cash shortage, and our operating revenues are extremely limited and insufficient to fund our operations.  Consequently, Note 2, Summary of Significant Accounting Policies – Going Concern, to our December 31, 2010 financial statements, as set forth in Item 8, Financial Statements and Supplementary Data, contains an explanatory paragraph to the effect that, as a result of our limited revenue and the losses we are incurring, there exists substantial doubt about our ability to continue as a going concern (See Item 8, Financial Statements and Supplementary Data).  To date our liquidity has been provided by advances made from time to time through March 10, 2011, aggregating approximately $1.6 million from an affiliate of Craig Sizer, our Chief Executive Officer (“CEO”) and our controlling shareholder.  Mr. Sizer has advised us that, absent a debt or equity financing which we complete, he intends, through his affiliates, to provide additional loans to us through March 31, 2012, of up to an additional $800,000 to provide us with sufficient cash at our current burn rate of approximately $65,000 per month.  We have not yet taken any steps to initiate any debt or equity financing, so we are relying on Mr. Sizer for additional funding.  However, even though Mr. Sizer is our CEO and our controlling shareholder, his verbal statement of intent to have his affiliate provide additional funding to us is not a binding agreement and therefore it is not legally enforceable and cannot be relied upon.   At April 6, 2011, we had approximately $29,000 in cash on hand; and unless and until we receive additional financing from third parties, which we may never achieve, we are dependent upon on-going cash infusions on an as-needed basis from Mr. Sizer’s affiliate, in the absence of which we would be unable to continue to operate.

Even if we do receive additional financing through Mr. Sizer, we still will require, and following the completion of the Securities and Exchange Commission’s review of our Form 10 Registration Statement we intend to seek, substantial additional funds to finance our business activities on an ongoing basis.   However, we do not have any commitments or arrangements with any person or entity to obtain any equity or debt financing, and there can be no assurance that the additional financing we require would be available on reasonable terms, if at all; and if available, any such financing likely would result in a material and substantial dilution of the equity interests of our current shareholders.  The unavailability of such additional financing could require us to delay, scale back or terminate our business activities, which would have a material adverse effect on our viability and prospects.  See Item 1A, Risk Factors – We May Be Unable to Continue as a Going Concern; and – The Substantial Additional Capital We Need May Not Be Obtainable, and Item 13, Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons - Borrowings.

Improve Existing Operations.

Our operating results have been unsatisfactory, and we have experienced recurring losses.  We had a working capital deficit of $2.5 million at December 31, 2010.  We had an operating and net loss of approximately $2.5 million and $1.4 million, respectively, for the years ended December 31, 2010 and 2009.  At December 31, 2010 and March 31, 2011, our cash on hand, virtually all of which was obtained from loans provided by an affiliate of Mr. Sizer, our CEO and controlling shareholder, was approximately $3,000 and $29,000, respectively.

We intend to try to improve cash flow from operations.  We hope to increase our revenue by increasing the awareness and commercial acceptance of and demand for our products, by increasing our marketing and advertising activity.

Effect Strategic Acquisitions.

We intend to expand by acquiring select small privately-held companies in the medical device business.  We will use the following principal criteria to evaluate acquisition opportunities:

•
New and complementary products.  We seek businesses, either established or still in the development stage, whose medical devices we believe we could market (a) to consumers to care for their pets, using our current online and distribution resources for relatively inexpensive user-friendly merchandise, and (b) to consumers and/or healthcare professionals, and we initially are focused on medical devices related to the diagnosis or treatment of sleeping disorders, as our distributor Watermark LLC (which is an affiliate of SOGE Sanomedics LLC, a 10% shareholder of the Company) manufactures its own sleep apnea diagnostic device and, based on our preliminary discussions with such distributor, we believe it would be willing to distribute through its existing resources any such products we might acquire as part of an overall monitoring system.  However, we cannot give any assurance that Watermark will serve as our distributor for any such device we wish to market.

•
Established business with a proven operating track record. We seek established businesses with established product lines and/or the potential for positive operating cash flow. We consider the experience and skill of management, the existence of an internal sales force and/or a proven distribution network, and the extent of market penetration.

The criteria identified above are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objectives. Accordingly, we may enter into a business combination that does not meet any or all of these criteria, if we believe that it has the potential to create significant stockholder value.

We intend to effect our acquisitions by structuring the transaction to require us to pay the purchase price principally, if not exclusively, by issuing shares of our common stock to the owners of the target company.  If cash is required, we intend to use cash on hand and, if our cash resources are insufficient, either to draw down on our existing credit facilities, if any, or to seek to obtain new borrowings from Mr. Sizer’s affiliates or to raise cash in private offerings of debt or equity securities.

Develop Thermometer Products for the Professional Markets

Accuracy is more challenging in a non-contact thermometer as opposed to a contact thermometer because distance from the skin affects the accuracy of the reading.  Because non-contact infrared thermometers do not touch the skin nor close off the ear canal as do tympanic thermometers, the displayed temperature changes as the operator varies the distance of the infrared thermometer from the skin. Secondly, placement of the temperature probe at various locations on the skin can yield different readings. In addition, our current products read temperature via a single "snapshot," not through a "scanning" technique, the method used by some competitors. These factors present accuracy challenges that our current thermometers have not totally solved.

Accordingly we are directing our research and development efforts toward innovation in technology and design to allow us to introduce an updated, improved second generation of non-contact thermometer products in order to allow us to have products to introduce into the professional human (physician’s offices, medical clinics and nursing homes and other long-term care institutions and acute care hospitals) and professional animal (veterinary offices and clinics, animal hospitals, zoos and farms) healthcare markets.  We need to demonstrate to these markets that our second generation devices have extremely high levels of correlation with established temperature-taking methods.

For any thermometer, it is desirable that successive temperature readings on the same person or animal vary by no more than a few tenths of a degree Fahrenheit. This is called “clinical repeatability,” and ASTM standard E1965-98 (there is no similar standard issued by the FDA) provides a method to calculate it, but it does not give any guidance as to the specific temperature variance that is considered acceptable.  The professional market requires greater clinical repeatability than the consumer market.  To that end, before deciding to purchase and use a thermometer, many professional users will perform their own clinical testing and have their own minimum clinical repeatability requirement, expressed as a pooled standard deviation of successive readings in the same patient or animal.

A “clinical repeatability” issue exists in connection with our current models. Our current thermometers take temperature readings at a single location via a single “snapshot”, and while we believe this achieves a satisfactory clinical repeatability for the consumer market, it does not satisfy the more stringent standards of the professional market.  Accordingly, since we wish to enter, and be the first company to offer a non-contact infrared thermometer for, the professional marketplace, our research and development focuses on producing a thermometer using a new “scanning” design which would achieve clinical repeatability acceptable to the professional market.

We are seeking to develop both proprietary technologies which would compensate for less than perfect, and variable, operator technique and an optimized sensor with improved optics design. The infrared detector, electronics and calibration processing would be integrated into a single component which would be further mounted in a more rugged assembly, thereby improving long-term accuracy and durability.

Another important aspect of such a new design is improved resistance to shock, such as occurs when a thermometer is dropped.  Most medical infrared thermometers, including our current models, have separately mounted detector, electronic and optic components in a plastic housing, and if the device is dropped   these components could become misaligned, rendering temperature readings inaccurate.  We are working closely with an infrared sensors manufacturer which produces a unit which places the detector electronics and optics in a single hermetically sealed container designed to perform reliably in a very demanding environment.  We hope to adapt these sealed units for use in our second generation non-contact thermometers for the professional market.

We have operational prototypes utilizing new sensors, electronic digital processing circuitry and other components in a single integrated assembly which is contained within a metal housing.   Clinical studies in animals are underway; clinical testing for human use is expected to begin during the third quarter of 2011.  However, we are still developing hardware and software for all our new models, and further clinical studies still will need to be performed for validation.  Potential users in the professional marketplace will conduct their own testing for temperature accuracy and clinical repeatability on animals and people.

Although we have limited funds, our Chief Technology Officer, Gary O’Hara, is coordinating our own research efforts and the efforts of our several consultants.  Mr. O’Hara developed the first infrared tympanic (ear) thermometer for the professional market in the mid-1980’s (the product he developed, FirstTemp Genius, is still being sold today, almost 30 years after his company was sold in 1992 to pharmaceutical giant American Home Products (now part of Pfizer)), and he is thoroughly familiar with the current sensor and design technologies and the intellectual property landscape.  He also has engaged the following consultants to assist our second generation development efforts: A hardware/software designer who supervises our prototype development; and an experienced thermometry clinical scientist with 20 years of clinical thermometry research experience who can perform clinical studies and data analysis on our products under development; and both worked with Mr. O’Hara in developing his ear thermometer.  However, we also need to hire qualified engineers to implement the electro-optics design, electronic circuitry and software design necessary for our next generation thermometers.

There can be no assurance that our development efforts will be successful, or if successful, that our next generation products will be accepted commercially by these professional and institutional markets.  In the event we cannot generate a suitable scanning, shock-resistant device, we would be unable to enter the professional market, although we still would be able to compete in the consumer marketplace.

Financial Information about Segments

We operate a single line of business and do not operate in segments.

Narrative Description of Business

General

We design, develop, market and distribute non-contact infrared thermometers principally for consumers to use to take the temperature of their children and their pet dogs, and in 2010 we test-marketed a “professional” model for use by medical and veterinary professionals and institutions. Unlike the typical thermometers with glass and mercury in combination, our non-contact thermometers are very easy to use and they can save a lot of time:  They provide accurate and virtually instant temperature readings.  Besides being hygienic, they also come with a backlit display, which is easy to read.  Our research efforts are focused on a second generation product with improved accuracy; and if our development is successful, we intend to introduce our second generation product line into the consumer market as well as launch it commercially into the “professional” market.

We first entered the non-contact infrared thermometer business on July 1, 2009 when we acquired all of the outstanding stock of Sanomedics International Holdings, Inc. (“Sano-Nevada”) in a transaction in which the former owners of Sano-Nevada acquired control of the Company and became our management team, as described in Item 1 above under “Acquisition of Sanomedics.”  On July 24, 2009, we acquired the exclusive right to distribute in North, Central and South America the line of non-contact infrared thermometers manufactured in China by Rycom Electron Technology Limited (“Rycom”).  In 2010, we stopped selling Rycom-branded thermometers under this distribution agreement and began selling our own product line after Rycom agreed on January 10, 2010 to manufacture our own line of non-contact infrared thermometers, which we currently market under our “Sanomedics” and “ThermoPet” brand names.

For the years ended December 31, 2009 and 2010, our thermometer for pet dogs accounted for 50.1% and 58.1%, respectively, of all thermometer unit sales and 40.8% and 59.7%, respectively, of our gross revenues of $31,018 and $90,208, respectively.  For the year ended December 31, 2010, test-marketing of our “professional” model accounted for 5.3% of unit sales and 16.2% of gross revenues while our model for use on children accounted for 36.6% of unit sales and 25.0% of gross revenues.  In fiscal 2009, our children’s model accounted for 49.9% of unit sales and 58.1% of gross revenues (we did not market or sell any “professional” models in 2009).

We market our consumer products principally on the Internet on Amazon.com and in the online catalogs of Frontgate.com.  We also have agreements with a distributor, commissioned independent sales representatives, and resellers, and one reseller, Scar-Guard Inc., accounted for 14.3% of our total sales for the year ended December 31, 2010.  See Item 1: Business – Seasonality; Concentration and – Sales, Marketing and Advertising.

Our thermometers are manufactured in China by one manufacturer following receipt of our purchase orders, and our manufacturer has production capability of up to 8,000 units per day, if needed.

Products

We currently market the following products:

Touchfree Thermometer.  The taking of a child’s temperatures has historically presented various problems. Children too young for oral temperature-taking require rectal or, more recently, ear thermometers.  Rectal thermometers are uncomfortable and invasive. Ear thermometers are frequently contraindicated due to frequent ear infections in children which can artificially increase the reading. Our thermometers do not touch the skin and require only a few seconds for a reading. They are noninvasive, quick and can even be used on a sleeping child.  Our unit’s sensor is simply aimed at the child’s forehead, two inches from the skin, and a button is pressed; and the child’s temperature reading is displayed on the large backlit color LED display.  Our Touchfree models SBT01 and SHT01 are marketed to consumers at a suggested retail price of $89, and we also market our professional model ST-X10 at a suggested retail price of $250.

ThermoPet Talking Thermometer.  Like humans, dogs can also suffer from fever.  In fact, a fever is often considered the first indicator for most diseases affecting dogs.  If the fever is undetected, and left untreated, it can lead to serious health consequences to the animal.  The only conventional way to assess fever in a dog has been by using a rectal thermometer, but this invasive procedure usually requires two people:  one to restrain the pet, and the other to insert and hold the thermometer in place long enough to obtain an accurate reading.  To avoid these difficulties, some people have tried to use human ear thermometers on their dogs, but they will produce unreliable readings due to the way they are calibrated and the different shapes of the ear canal of a dog, and they also are invasive, difficult to use and very expensive.  Our ThermoPet Non-Contact Talking Thermometer, designed for use on dogs, eliminates the need for invasive probes, it is very easy to use and the reading is virtually instantaneous:  The thermometer’s sensor is simply aimed at the dog’s stomach, three inches from the skin, and the button is pressed; the temperature reading is displayed on the large backlit LED display.  It also gives a verbal report of the animal’s temperature reading in three languages:  English, Spanish and French.  It is hygienic because it never touches the animal, so it does not transmit germs and it can be used safely in multi-pet households.  In addition, it stores up to 32 previous temperature readings for monitoring and displays a crimson flash warning of an elevated temperature reading above the level preset by the pet’s owner.  The SPT01 has a suggested retail price of $89.50.

Design and Manufacture

The technology and functionality of our current products were designed by Rycom Electron Technology Limited ("Rycom"), which, as discussed below, is the manufacturer and the assignor to us of the requisite U.S. governmental pre-marketing approvals for them.  We designed the plastic “ornamental” housing of our products, incorporating elements of our know-how and issued U.S. design patents.  We are in the process of designing and developing all aspects, including technology, of our proposed second generation products.  See Item 3, Legal Proceedings, for a discussion of our pending lawsuit against Rycom and certain of our competitors, an issue in which proceeding is the validity of one of our design patents.

We do not purchase any of the raw materials or components used in the manufacture of our products.  Most components are readily fabricated from commonly available raw materials or are off-the shelf items available from multiple supply sources, although certain items are custom-made to meet our specifications.  We believe that alternative sources of supply are available or could be developed within a reasonable period of time.  A reduction or interruption in supply, an inability to develop and validate alternative sources if required, or a significant increase in the price of raw materials, or components, could adversely affect our operations and financial condition, particularly materials or components related to our thermometers.

On January 16, 2010 we entered into a Manufacturing Agreement with Rycom Electron Technology Limited, a company formed in 2008 and located in Guangzhou, China, to manufacture our non-contact infra-red thermometers for a period of three years, renewable automatically for successive one year periods unless either party terminates on at least three months prior written notice.  All our products are manufactured for us by this Chinese manufacturer, and in our Manufacturing Agreement Rycom agreed not to supply non-contact infrared thermometers to any third party.  We currently are dependent on this sole source supplier for our supply of thermometers.  However; we have the right to engage other manufacturers but have not yet done so.  At present, we believe that our supply of thermometers on hand is sufficient to meet customer demand for the next six months.  However, any production or capacity issues that affect this third party’s manufacturing capabilities may impact adversely our ability to increase our level of supply in a timely manner; therefore, our supply of thermometers may not align with customer demand, which could have an adverse effect our operating results.  See also Item 8 below, Legal Proceedings, for a discussion of our lawsuit against Rycom, among others.

The manufacturer sources and provides all materials, equipment and components required to manufacture our products in compliance with our specifications and guidelines.  We place purchase orders with the manufacturer, which we may modify up to 90 days prior to delivery; we also may at any time cancel a purchase order, and our sole liability is to pay for the work in progress at the time of cancellation if such work is delivered to us.  We also have the right to inspect the manufactured goods after delivery and to reject those which are non-conforming and return them at the manufacturer’s expense.  We have the risk of loss on the manufactured goods once they clear customs in China.  The Agreement is governed by the laws of the People’s Republic of China, and disputes are to be resolved first by negotiation or mediation, and if that fails then the dispute shall be submitted for arbitration to the China International Economic and Trade Arbitration Commission in Shanghai, which shall be final and binding on the parties.

Even if our sole-source manufacturer was to go out of business, we believe we would be able to obtain within a reasonable time a new offshore manufacturer who could source our products’ components and provide us with saleable merchandise in such a manner as to have a minimal adverse impact on us.

Sales, Marketing and Advertising

We do not have a sales force to market our products.  We sell our consumer products principally at retail directly on the Internet on Amazon.com (human and pet models) and in the online catalogs of Frontgate.com (pet model only) and Hammacher.com (pet model only). We also sell our consumer products under agreements with a distributor, commissioned independent sales representatives and resellers who have non-exclusive territorial agreements for specific products or our entire product line.  One reseller, Scar-Guard Inc., accounted for 14.3% of our total sales for the year ended December 31, 2010.  In 2010 we also test-marketed a “professional” model for use by medical and veterinary professionals and institutions, which accounted for 5.3% of unit sales and 16.2% of our total sales for the year.

We are subject to certain indemnification obligations.  For example, pursuant to our May 7, 2010 Master Supply Agreement with Hammacher Schlemmer, which has a one-year term,  we agreed to indemnify Hammacher  in the event of the failure or alleged failure of our goods to comply with our product warranties or advertising claims, personal injury allegedly caused by our goods, any safety or other recall, or infringement of any patent or other intellectual property rights resulting from its resale of our goods.  We have agreed to indemnify Watermark, our distributor, against losses arising from claims of infringement of intellectual property rights of third parties, claims for personal injury, death or property damage, product recalls to which we are subject, our negligence and breach of contract.  Other indemnity obligations to which we are subject include defects due to defective design, parts, packaging, labeling, faulty workmanship, and failure to state accurate product descriptions, adequate warnings or instructions.  We also are obligated to indemnify one sales agent, which has generated no 2010 sales revenues for us, for losses arising from any third party claim not related to the sales agent’s own malfeasance or nonfeasance.  However, there are no indemnification obligations in our Reseller Agreement with Scar-Guard, and that agreement expires on September 30, 2011, and can be terminated by either party, without cause, at any time, on not less than 30 days prior notice.  We usually are required to procure and maintain product liability insurance of specified limits per occurrence and in the aggregate, naming the contracting party as an additional insured.  Our distributors, resellers, and sales representatives typically agree not to sell competitive products during the term of their agreements with us.

Regulatory Environment

Although to date almost 70% of our sales have been to consumers of thermometers for use on pet dogs, the thermometers that we market for human use are subject to regulation by numerous regulatory bodies, including the Food and Drug Administration (“FDA”) and comparable international regulatory agencies.  These agencies require manufacturers of medical devices, such as our Chinese manufacturer, to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices.    In addition, the Quality Management System employed by our contract manufacturer in China must meet the FDA 21 CFR Part 820, and its manufacturing facility is subject to periodic FDA audit.  Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation be conducted before a device receives approval for commercial distribution.  Our products are subject to the lowest level of regulation and only require pre-marketing approval, as described below.

In the U.S., permission to distribute a new device generally can be met in one of three ways.  The process relevant to our products requires that a pre-market notification (“510(k) Submission”) be made to the FDA to demonstrate that the device is as safe and effective as, or substantially equivalent to, a legally marketed device that is not subject to pre-market approval (PMA),  i.e. , the “predicate” device. An appropriate predicate device for a pre-market notification is one that (i) was legally marketed prior to May 28, 1976, (ii) was approved under a PMA but then subsequently reclassified from class III to class II or I, or (iii) has been found to be substantially equivalent and cleared for commercial distribution under a 510(k) Submission.  Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device.  (In some instances not relevant to our products, data from human clinical trials must also be submitted in support of a 510(k) Submission.  The FDA must issue an order finding substantial equivalence before commercial distribution can occur.  Changes to existing devices covered by a 510(k) Submission that do not raise new questions of safety or effectiveness can generally be made without additional 510(k) Submissions.  More significant changes, such as new designs or materials, may require a separate 510(k) with data to support that the modified device remains substantially equivalent.  The FDA has recently begun to review its clearance process in an effort to make it more rigorous, which may require additional clinical data, time and effort for product clearance.

On May 12, 2008 and June 16, 2010, the FDA issued to our Chinese manufacturer and another Chinese company notices that their models of non-contact infrared thermometers for human use were substantially equivalent to a legally marketed predicate device marketed prior to May 28, 1976, and therefore approved these models for marketing in the United States.  On August 21, 2009 and June 15, 2010, we received an assignment of all right, title and interest in and to these 510(k) premarket approvals from the original recipients thereof, and we duly notified the FDA.   However, our second generation products will require a new FDA 510(k) approval. Depending on the product changes, this recertification may require a complete documentation package, an abbreviated documentation package or an internal documentation package, a determination to be made by guidance documents from the FDA and in concert with our regulatory consultants.  There can be no assurance when, or if, our second generation products will be cleared for marketing in the US by the FDA, or if our Chinese manufacturer will comply with FDA requirements.

The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement or refund of these devices, and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health.  The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations.

Some countries do not have medical device regulations, but in most foreign countries, medical devices are regulated.  Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. to take advantage of differing regulatory requirements.   If we market in foreign countries, such as the European countries, ISO 13485 is the internationally recognized standard for medical devices.  Products must comply with ISO 13485 to receive the "CE" mark.  We design our products to comply with the requirements of both the FDA and ISO 13485. We intend to conduct audits of our contract manufacturers to ensure compliance with these regulations. If an audit uncovers problems, there is a risk of disruption in product availability.

Patents and Proprietary Rights

Our patent strategy is to file utility and “design” patents to protect various novel aspects of our thermometry products.  We can file foreign patent applications similar to our U.S. design patents and patent applications, and we will decide on a case-by-case basis whether to file them after consideration of the markets we intend to serve and after discussion with patent counsel.  Given our very limited revenues and cash position, and because there are no foreign countries where our sales volume is material, no patent applications have been filed outside the United States notwithstanding that we have granted foreign distribution rights to Watermark LLC.  In addition, foreign countries do not recognize “design” patents, and the patents issued to us in the United States are all “design” patents.

We also rely on a combination of trade secrets and non-disclosure agreements and patents (if issued to or licensed by us), to protect our intellectual property.  The patent positions of companies which, like us, design and market medical devices are uncertain and may involve complex legal and factual questions which can be difficult to resolve.

As of March 31, 2011, we had received three “design” patents relating to the housing of our thermometers, all issued in 2010 and expiring in May, June and August 2024.  In June 2010 we filed one “utility” patent application relating to various aspects of our non-contact thermometer technology, and we intend to file a corresponding foreign patent application.  We are also preparing a second U.S. utility patent application; and we intend to file a corresponding foreign patent application simultaneously with the domestic one.  To date, we have not obtained any licenses, whether exclusive or non-exclusive, to any third-party technologies covered by patents or patent applications.  We intend to vigorously protect our intellectual property rights as advised by corporate and patent counsel.  See Item 3, Legal Proceedings, for a discussion of our pending lawsuit against Rycom and certain of our competitors, an issue in which proceeding is the validity of one of our design patents.

The patent application and issuance process may take several years and involves considerable expense, and there is no assurance that any patent sought by us (or by any business from which we might in the future decide to license the right to manufacture and sell a medical device) will result within a reasonable time, if at all, in the issuance of a patent covering any of the claims made in the application.  The coverage claimed in a patent application can be significantly reduced before a patent is issued.  Consequently, neither the applicant nor the licensee knows whether any claim contained in a patent application will be allowed and result in the issuance of a patent or, if any patent is issued, whether it will provide meaningful proprietary protection or will be circumvented or invalidated.  Since patent applications in the United States are maintained in secrecy, until foreign counterparts, if any, are published, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be absolutely certain that the applicant or licensor was the first inventor of the subject matter covered by the patent application or was the first to file a patent application therefor, or that it would obtain the freedom to practice the claimed inventions.  Moreover, priority in filing a patent application for an invention can be overcome by a different party who first practiced the invention.  Accordingly, we might have to participate in extensive proceedings in U.S. and/or foreign patent offices or courts, including interference proceedings declared by the U.S. Patent and Trademark Office (the "Patent Office"), to determine priority and/or patent validity.  Any such proceeding would be costly and consuming of Management's time.  Therefore, there can be no assurance that any patent issued to us would be held valid or sufficiently broad to protect our technology or to provide us with any competitive advantage, or that our products would not be found to infringe patents owned by others.  The same applies to any patent rights which we might obtain by license, and to date we have entered into no such license agreements.  In the event of a determination that we are infringing a third party's patent, we likely would be required to pay royalties, which could be substantial, to such third party.  It is even possible that the third party could refuse to grant us a license in order to keep our product off the market.

We rely on non-disclosure and non-competition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology.  There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets and proprietary knowledge.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry.  We intend to defend ourselves against any claims and legal actions which might be brought against us which allege our infringement of the patent rights of others.  However, any adverse determination in any patent litigation could subject us to significant liabilities to third parties, require us seek licenses from third parties and, if licenses are not available, prevent us from selling the related product, which could have a material adverse effect on our business.  Additionally, we may find it necessary to initiate litigation to enforce our patent rights, if any, to protect our trade secrets or know-how and to determine the scope and validity of the proprietary rights of others.  Patent litigation can be costly and time-consuming and there can be no assurance that our litigation expenses will not be significant in the future or that the outcome of litigation will be favorable to us.  Accordingly, we may seek to settle some or all of any litigation to which we might become a party, particularly to manage risk over time.  Settlement may include cross-licensing of the patents that are the subject of the litigation as well as our other intellectual property and may involve monetary payments to or from third parties.

From time to time, third parties may claim, or we may identify, intellectual property rights not owned or licensed by us which we might be infringing.  To the extent that such properties are in the public domain, in the first instance we would seek the opinion of patent counsel to avoid claims of willful infringement.  In addition, whether or not such properties are in the public domain, after consultation with patent counsel and based on the our evaluation of applicable considerations, including without limitation the potential duration, expense and outcome of an infringement proceeding, the validity or enforceability of such potential claims and other business considerations, we might seek to license such intellectual properties in consideration of our agreement to pay royalties.  Although we believe that we should be able to obtain a license to any such patent on commercially reasonable terms, there can be no assurance that we would be able to obtain from third parties any such patent licenses on commercially reasonable terms, if at all.

It is our policy to require our employees and consultants, and parties to collaborative agreements, to execute confidentiality agreements upon the commencement of employment or consulting relationships or the exchange of information prior to a collaboration with us.  These agreements provide that all confidential information developed or made known during the course of relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances.  In the case of employees, the agreements provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed by the individual during employment, shall be our exclusive property to the extent permitted by applicable law.  Although we rely on these non-disclosure agreements, there can be no assurance that these agreements will provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.  To the extent that key employees, consultants or third parties apply technological information independently developed by them or by others to any of our proposed projects, disputes may arise as to the proprietary rights to such information, and such disputes may not be resolved in our favor.

We also rely upon trade secret protection for our confidential and proprietary information.  There can be no assurance that others will not independently develop substantially equivalent proprietary technology and techniques or otherwise gain access to our trade secrets or disclose such technology or that we can meaningfully protect our trade secrets.

We have trademarks registered and pending.  Our trademarks “Sanomedics” and “ThermoPet” are registered with the U.S. Patent and Trademark Office.  We also have filed U.S. trademark registrations for the names “Thermomedics,” “Babytemp,” “Temp4sure,” Tempmature,” “Elitemp” and “Caregiver”.  Protecting these intellectual property rights could be costly and time consuming, and any unauthorized use of our intellectual property could make it more expensive for us to do business and which also could harm our operating results.

Risk Management

The testing, marketing and sale of human healthcare products entails an inherent risk of product liability claims.  In the normal course of business, product liability claims may be asserted against us in the future related to events unknown at the present time.  We have obtained and maintain insurance with respect to product liability claims in amounts we believe are appropriate.  However, product liability claims, product recalls, litigation in the future, regardless of outcome, could have a material adverse effect on our business.  We believe that our risk management practices are reasonably adequate to protect against reasonable product liability losses.  However, unanticipated catastrophic losses could have a material adverse impact on our financial position, results of operations and liquidity.

Competition

To our knowledge we are the only company selling non-contract infrared thermometers for pet use. The business of consumer non-contact infrared thermometers for human use is intensely competitive.  Three companies dominate the business:  Microlife USA, a unit of Microlife Corp. of Taiwan, is one of the world leaders in the development and manufacture of medical diagnostic equipment for home monitoring and institutional use, and digital thermometers is one of its core businesses; MABIS Healthcare, of Waukegan, Illinois, is a leading privately owned distributor, from four domestic warehouses, of over 5,000 products to the professional, consumer and specialty markets of the healthcare industry, and it sells its non-contact thermometer under the brand name “ RediScan” ; and Tecnimed, an Italian company manufacturing and/or distributing electromedical products including a non-contact thermometer under the brand name “Thermofocus”. We also compete with American Scientific Resources, Inc. (PinkSheets: ASFX.PK) which, according to Amendment No. 9, filed on January 11, 2011, to its S-1 Registration Statement, had net sales of $579,000 and a $(4,787,637) net loss applicable to common shareholders for the nine months ended September 30, 2010 (unaudited) and shipped the first units of its current model in September 2010 (sold under the "Kidz-Med" brand).  These companies have national distribution and a longer operating history then we do; and Microlife USA, MABIS and Tecnimed have greater brand name recognition, and significantly greater technical, sales, marketing and distribution, financial, and research and development resources.

Accuracy is more challenging in a non-contact thermometer as opposed to a contact thermometer because distance from the skin affects the accuracy of the reading. Our current products read temperature via a single "snapshot," not through a "scanning" technique, the method used by some competitors. Consequently, our products may be less accurate, which may have hurt our competitive position.  Our products also have a clinical repeatability issue in that the variance in successive temperature readings is too large to be acceptable for professional users, which has prevented us from introducing a product to professional users; however, to our knowledge none of our competitors has introduced any non-contact products to that marketplace.  In addition, our limited cash and cash flow have severely impacted our marketing, especially our ability to create awareness of our company and of our brand.  Accordingly, we have attempted to compete on product design incorporating elements covered by the U.S. patents we hold, and on price.  In launching our first-generation consumer products at retail into an intensely competitive marketplace, we employed a pricing strategy designed to obtain rapid market penetration.  Accordingly, we established retail prices below competitor prices in an attempt to gain rapid, if not immediate, market share.  This strategy has had a negative impact on our gross profit margin and net income.  We intend to pursue a similar pricing strategy when we launch our second-generation retail products, and we expect an initial similar adverse effect on our margins and net income.  However, in the event our new products are commercially accepted, we intend to gradually increase retail prices based on the added features that provide a differentiating and competitive advantage, which could increase our gross margin and net income.

In summary, although we try to compete on design and price our competitive position is weak.  However, as described above, our research and development efforts are focused on improving the functionality of our proposed second-generation product line.

Our professional products for use on humans and animals have only been test-marketed and have achieved very limited sales.  This is a new market in which we believe no other company has introduced a competitive product.  Our products have not been commercially accepted because of accuracy levels which are below those of the industry standard models which are invasive.  As noted above, our research is focused on improved accuracy so we can seek to enter this market with a viable and competitive non-contact product.  See “Plan of Operation – Develop Thermometer Products for the Professional Markets” above and “Research and Development” below.

Seasonality; Concentration

Our non-contact thermometer business commenced in July 2009, when we acquired Sano-Nevada.  (Sano-Nevada was formed in January 2009 and sold its first products in September 2009).  To date, our sales have been extremely limited:  Our revenues for fiscal 2009 were approximately $31,000; and for the year ended December 31, 2010 they were approximately $90,000.  We have not yet experienced any seasonal fluctuations, but our sales volume is too low to provide a basis to determine whether or not seasonal fluctuations are to be expected.

For the year ended December 31, 2010, Scar-Guard LLC, a reseller, accounted for 14.3% of our total sales.  For the period ended December 31, 2009, three customers accounted for 59.9% of our total sales, and they each accounted for 10% or more of our sales:  the first for 30.9%; the second for 17.4% and the last for 11.6%; and none of these 2009 customers accounted for 10% or more of our sales for the year ended December 31, 2010.

Backlog

We do not have any backlog.

Environmental Matters

We are subject to environmental regulation by federal, state and local authorities in the United States. Although we believe we are in compliance with all applicable environmental laws, rules and regulations (“laws”), the field of environmental regulation can change rapidly with the enactment or enhancement of laws and stepped up enforcement of these laws, either of which could require us to change or discontinue our control panel manufacturing activities.  At present, we are not involved in any material environmental matters and are not aware of any material environmental matters threatened against us.

Research and Development

We expended $446,652 for research and development  during the year ended December 31, 2009, and $243,188 during the year ended December 31, 2010.  As discussed in detail above under “Plan of Operation – Develop Thermometer Products for the Professional Markets,” our research and development is focused on, and it seeks to improve the accuracy of our thermometer products so that we can complete development of and introduce our next-generation line of human and animal thermometers to health care professionals and institutions. Our next generation non-contact thermometers are expected to have higher accuracy and greater clinical repeatability, all of which would make these products more tolerant of imperfect operator placement of the thermometer near the skin and more attractive to potential professional users such as hospitals and other institutions.  We currently are testing prototypes of these new models on animals; clinical testing for human use is expected to begin during the third quarter of 2011.  See “Develop Thermometer Products for the Professional Markets”, above. We also need to hire or retained as consultants qualified engineers to implement the electro-optics design, electronic circuitry and software design necessary for our next generation thermometers.  See “Employees” below.  We expect to launch these new consumer and professional models by the end of 2011 and 2012, respectively, although there can be no assurance that product development will be completed successfully by those dates, if at all, or if completed successfully, that these products will gain market acceptance.  If we are unable to develop, launch these products as anticipated, and have them accepted commercially, our ability to expand our market position in non-contact thermometers for humans and dogs may be materially adversely impacted.

Employees

As of March 31, 2011, we employ three persons on a full-time basis.  None of our employees are represented by a labor union, and we consider our employee relations to be good.  We will need to hire or retain as consultants qualified engineers to implement the electro-optics design, electronic circuitry and software design necessary for our next generation thermometers.  However, as a result of our weak financial position, we do not currently have the ability to hire any new employees, including the electrical engineers and engineering personnel we need, since the additional financing we would need to pay them is neither arranged nor committed.  See Item 1A, Risk Factors.

Item 1A:  Risk Factors

In addition to the other information contained in this registration statement, the following risk factors should be considered carefully in evaluating our business.  Our business, our financial condition and our results of operations could be materially adversely affected by any of these risks.  Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, our financial condition or our results of operations.

Risks Relating To Our Business

Revenues and Profits Are Not Assured

We have had a very limited history of operations.  Since inception we have relied on loans to fund our operations, and we have incurred significant operating losses.  Negative cash flow from operations is expected in the foreseeable future due to limited revenues.  There can be no assurance that we will ever achieve any significant revenues or profitable operations.

We May Be Unable To Continue as a Going Concern

Our auditors' report on our December 31, 2010 financial statements, and footnote 2 to such financial statements, reflect that there is substantial doubt about our ability to continue as a going concern. Our operating revenues are insufficient to fund our operations and our assets already are pledged to secure our indebtedness to management and its affiliates for deferred salary and cash advances, respectively. The unavailability of additional financing could require us to delay, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on the company and its viability and prospects.  As noted above, we plan to increase our revenue by increasing our visibility and the awareness of our company, and our products by engaging in more aggressive sales, marketing and advertising activity.  We intend to develop and implement strategies to market our products to new customers.  However, we can give no assurance that these plans and efforts will be successful.

The Substantial Additional Capital We Need May Not be Obtainable

We have experienced recurring net losses, including net losses of ($2,453,124) for the year ended December 31, 2010 and $(1,377,152) for the year ended December 31, 2009, and we had a working capital deficit of $(2,482,900) at December 31, 2010.  Currently we have a severe cash shortage, with only approximately $29,000 of cash on hand at April 6, 2011.  Our operating revenues are insufficient to fund our operations.  Therefore, we require substantial additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our company as one able to provide a target company not only with cost savings resulting from centralized estimating, accounting and other corporate functions but also with additional working capital to finance and grow its business.  Accordingly, we intend to seek additional financing following the completion of the review by the Securities and Exchange Commission of this registration statement.  However, our assets already are pledged to secure our indebtedness to management and its affiliates for deferred salary and cash advances, respectively. We are seeking additional equity financing, and any such funding likely would result in a material and substantial dilution of the equity interests of our current shareholders.  We do not have any commitments or arrangements with Craig Sizer, our CEO who has already loaned us through his affiliate an aggregate of approximately $1.6 million through March 10, 2011, or with any other person or entity  to obtain any such equity capital, and there can be no assurance that the additional financing we require would be available on reasonable terms, if at all.  The unavailability of additional financing could require us to delay, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on the company and its viability and prospects.  See also Item 8, Financial Statements and Supplementary.

Cost and Quality Issues Might Arise from Our Dependence on a Third-Party, Sole Source Chinese Manufacturer

We currently buy our products from one third-party, sole source supplier who produces our products in its plant in China.  Although we have the right to engage other manufacturers, we have not done so.  Accordingly, our reliance on this supplier involves certain risks, including:

•
The cost of our products might increase, for reasons such as inflation and increases in the price of the precious metals, if any, or other internal parts used to make them, which could cause our cost of goods to increase and reduce our gross margin and profitability if any; and

•	Poor quality could adversely affect the reliability and reputation of our products.

Any of these uncertainties also could adversely affect our business reputation and otherwise impair our profitability and ability to compete.

We May Be Unable to Make or Successfully Integrate Acquisitions

Our business and growth strategies depend in large part on our ability to identify and acquire suitable companies.  Delays or failures in acquiring new companies would materially and adversely affect our planned growth.

Strategic acquisitions, investments and alliances are intended to expand our ability to offer effective, high quality medical devices.  If we are unsuccessful in our acquisitions, investments and alliances, we may be unable to grow our business significantly or may record asset impairment charges in the future.  The success of any acquisition, investment or alliance that we may undertake in the future will depend on a number of factors, including:

•	our ability to identify suitable opportunities for acquisition, investment or alliance, if at all;

•	our ability to finance any future acquisition, investment or alliance on terms acceptable to us, if at all;

•	whether we are able to establish an acquisition, investment or alliance on terms that are satisfactory to us, if at all;

•	the strength of the other company’s underlying technology and ability to execute;

•	intellectual property and pending litigation related to these technologies;

•	regulatory approvals and reimbursement levels, if any, of the acquired products, if any; and

•	our ability to successfully integrate the acquired company or business with our existing business, including the ability to adequately fund acquired in-process research and development projects.

Any potential future acquisitions we consummate will be dilutive, possibly substantially, to the equity ownership interests of our then shareholders since we intend to pay for such acquisitions by issuing shares of our common stock, and also may be dilutive to our earnings per share, if any.

Our acquisition strategy may not have the desired result, and notwithstanding effecting numerous acquisitions, we still may be unable to achieve profitability or, if profitability should be achieved, to sustain it.

We May Not Be Able to Compete Effectively

To our knowledge, we are the only company selling non-contact infrared thermometers for pet use.  However, the sale of non-contact infrared thermometers for human use is intensely competitive.  Three companies dominate the business:  Microlife USA, MABIS Healthcare and Tecnimed, and we also compete with the much smaller American Scientific Resources, Inc. (PinkSheets:ASFX.PK), which had net sales of $579,000 and a $(4,787,637) net loss applicable to common shareholders for the nine months ended September 30, 2010 (unaudited).  Each competitor has national distribution and a longer operating history than we do; and Microlife, MABIS and Tecnimed have greater brand name recognition and significantly greater financial, technical and sales, marketing, distribution and research and development resources.  We may be unable to compete successfully or remain viable.

Our Research and Development May Be Unsuccessful; Our Next Generation Products May Not Be Developed, or If Developed May Fail to Win Commercial Acceptance

Our business is characterized by extensive research and development, and rapid technological change.  Developments by other companies of new or improved products or technologies, especially of thermometers for use by consumers on pet dogs (which has accounted for approximately 58% of our 2010 revenues) may make our products or proposed products obsolete or less competitive and may negatively impact our net sale.  We should, subject to having adequate financial resources (which we currently do  not  possess), devote continued efforts and financial resources to develop or acquire scientifically advanced technologies, apply our technologies cost-effectively across our product lines and markets and, attract and retain skilled electrical engineering and other development personnel.  If we fail to develop new products or enhance existing products, it would have a material adverse effect on our business, financial condition and results of operations.

In order to develop new products and improve current product offerings, we are focusing our research and development programs largely on the development of next-generation models intended for the professional human and animal health care markets, principally with greater accuracy than our current models.  We expect to launch these new consumer and professional models by the end of  2011 and 2012, respectively, although there can be no assurance that product development will be completed successfully by that date, if at all, or if completed successfully, that these products will gain market acceptance.  If we are unable to develop, launch these products as anticipated, and have them accepted commercially, our ability to expand our market position in non-contact thermometers for humans and dogs may be materially adversely impacted.  Further, we are investigating opportunities to further expand our presence in, and diversify into, medical treatment technologies and other medical devices.  Expanding our focus beyond our current business would be expensive and time-consuming.  There can be no assurance that we will be able to do so on terms favorable to us, or that these opportunities will achieve commercial feasibility, obtain regulatory approval or gain market acceptance.  A delay in the development or approval of these technologies or our decision to reduce our investments my adversely impact the contribution of these technologies to our future growth.

We May Be Unable to Develop Next Generation Products If We Cannot Hire Electrical Engineers

Our business depends on our ability to hire and retain electrical engineers and others with highly specialized skills and experience.  We need to hire qualified engineers to implement the electro-optics design, electronic circuitry and software design necessary for our next generation thermometers. Many electrical engineers and technicians obtain post-graduate or professional degrees, and the increased educational time required at the post-graduate level further restricts the pool of engineers and technicians available for employment.  Our success also depends in large part upon our ability to attract and retain qualified management, marketing and sales personnel. There can be no assurance that we will be successful in hiring or retaining such qualified personnel. If we are not able to hire and retain qualified people to fill these positions, our competitive position would be adversely affected, which would have a material adverse effect on our business, financial condition and results of operations.

We are Reliant on One Entity for a Significant Portion of our Revenues, and our Agreement with It is Terminable At-Will

For the 12 months ended December 31, 2010, our revenues were derived 14.3% from Scar-Guard Inc., a reseller (we do not have any other customers who accounted for more than 10% of our net sales).  Our agreement with Scar-Guard Inc. is terminable by Scar-Guard, without cause, at any time, on no less than 30 days notice.  If Scar-Guard was to terminate its business relationship with us, our operating results could be materially harmed, and the price of our common stock could decline.

Growth, If Any, Could Be Unmanageable

Our strategy anticipates significant growth in the diversity of our operations and in our business, which would place demands on our management and our limited financial and other resources.  To manage any such growth, we would be required to attract and train additional qualified managerial, engineering, technical, marketing and financial personnel. If we are unable to effectively manage any such growth, our business, operating results and financial condition could be materially adversely affected.

Product Shortages May Arise if Our Contract Manufacturer Fails to Comply With Government Regulations

Medical device manufacturers are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with its Qualify System Regulation requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures.  In addition, the Federal Medical Device Reporting regulations require a manufacturer to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury.  Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through period inspections by the FDA.  Our sole source Chinese manufacturer is International Standards Organization (“ISO”) certified, but if it were to fail to adhere to quality system regulations or ISO requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition and results of operations.

Our Medical Devices May Not Meet Government Regulations

Our products and development activities are subject to regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (FDC Act), and, if we should sell our products abroad, by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies.  Under the FDC Act, medical devices must receive FDA clearance or approval before they can be commercially marketed in the U.S.  The FDA is reviewing its clearance process in an effort to make it more rigorous, which may require additional clinical data, if any, time and effort for product clearance.  In addition, most major markets for medical devices outside the U.S. require clearance, approval or compliance with certain standards before a product can be commercially marketed.  The process of obtaining marketing approval or clearance from the FDA for new products, or with respect to enhancements or modifications to existing products, could:

•	Take a significant period of time;

•	Require the expenditure of substantial resources;

•	Involve rigorous pre-clinical and clinical testing, as well as increased post-market surveillance;

•	Require changes to products; and

•	Result in limitations on the indicated uses of products.

Countries around the world have adopted more stringent regulatory requirements that have added or are expected to add to the delays and uncertainties associated with new product releases, as well as the clinical, if any, and regulatory costs of supporting those releases.  Even after products have received marketing approval or clearance, product approvals and clearances by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence unforeseen problems following initial approval.  There can be no assurance that we will receive the required clearances for new products or modifications to existing products on a timely basis or that any approval will not be subsequently withdrawn or conditioned upon extensive post-market study requirements.

In addition, regulations regarding the development, manufacture and sale of medical devices are subject to future change.  We cannot predict what impact, if any, those changes might have on our business.  Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.  Later discovery of previously unknown problems with a product could result in fines, delays or suspensions of regulatory clearances, seizures or recalls of products, physician advisories or other field actions, operating restrictions and/or criminal prosecution.  We also may initiate field actions as a result of our manufacturer’s failure to strictly comply with our internal quality policies.  The failure to receive product approval clearance on a timely basis, suspensions of regulatory clearances, seizures or recalls of products, physician advisories or other field actions, or the withdrawal of product approval by the FDA, could have a material adverse effect on our business, financial condition and results of operations.

Current Economic Conditions May Jeopardize Our Fund-Raising Efforts

The global financial crisis has caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability.  There can be no assurance that there will not be further deterioration in the global economy, and these conditions may adversely affect our ability to raise capital or borrow money.  Our customers may experience financial difficulties, which may adversely impact their ability or decision to purchase our product or to pay for those of our products they do purchase on a timely basis, if at all. The strength and timing of any economic recovery remains uncertain, and we cannot predict to what extent the global economic slowdown may negatively impact our average selling prices, our net sales and our profit margins.  In addition, the current economic conditions may adversely effect our Chinese manufacturer, leading it to experience financial difficulties or to be unable to borrow money to fund its operations, which could cause disruptions in our ability to market our products.

Our Intellectual Property May Not Be Protectable

The medical device market in which we primarily participate is largely technology driven.  Consumers historical move quickly to new products and new technologies.  As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation.  However, intellectual property litigation is inherently complex and unpredictable.  Furthermore, appellate courts can overturn lower court patent decisions.

We Face Intellectual Property Risks that May Negatively Affect Our Brand Names, Reputation, Revenues, and Potential Profitability

In our second generation products we will be depending upon a variety of methods and techniques that we regard as proprietary trade secrets.  We are also dependent upon a variety of trademarks and designs to promote brand name development and recognition, and we rely on a combination of trade secrets, patents, trademarks, and unfair competition and other intellectual property laws to protect our rights to such intellectual property.  However, to the extent that our products violate the proprietary right of others we may be subject to damage awards or judgments prohibiting the use of our intellectual property.  See Item 8, “Legal Proceedings,” for a description of a pending legal proceeding seeking to invalidate one of our design patents.  In addition, our rights in our intellectual property, even if registered, may not be enforceable against any prior users of similar intellectual property.  Furthermore, if we lose or fail to enforce any of our proprietary rights, our brand names, reputation, revenues and potential profitability may be negatively affected.

In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties.  In some cases, several competitors may be parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices.  These forces frequently drive settlement not only of individual cases, but also of a series of pending and potentially related and unrelated cases.  In addition, although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceeding and can be modified on appeal.  Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies.

Patents and other proprietary rights are and will continue to be essential to our business, and our ability to compete effectively with other companies will be dependent upon the proprietary nature of our technologies.  We rely upon trade secrets, know-how, continuing technological innovations to develop, maintain and strengthen our competitive position.  We pursue a policy of generally seeking patent protection in the U.S. for patentable design or subject matter in our devices and attempt to review third-party patents and patent applications to the extent publicly available in order to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others.  We own three U.S. design patents and have one U.S. patent application pending.  We are not a party to any license agreements pursuant to which patent rights have been obtained or granted in consideration for cash, cross-licensing rights or royalty payments.  No assurance can be made that any pending or future patent application will result in the issuance of patents, or that any future patents issued to, or licensed by, us will not be challenged or circumvented by our competitors.  In addition, we may have to take legal action in the future to protect our patents, if any, trade secrets or know-how or to assert them against claimed infringement by others.  Any legal action of that type could be costly and time consuming, and no assurances can be given that any lawsuit will be successful.

The invalidation of key patent or proprietary rights that we may own, or an unsuccessful outcome in lawsuits to protect our intellectual property, could have a material adverse effect on our business, financial position and results in operations.

We Are Party to Pending Patent Infringement Litigation Which May Have a Material Adverse Effect on Us

As more fully described below in Item 3, Legal Proceedings, we filed in the United Stated District Court, Southern District of Florida a complaint and an amended complaint against, among others, our competitors American Scientific Resources, Incorporated and Kidz-Med, Inc. (collectively “American Scientific”) and our manufacturer Rycom Electron Technology Limited. We alleged that American Scientific wrongfully obtained proprietary non-contact infrared thermometer technology from us and used this technology to manufacture its own thermometers through Rycom, in violation of the exclusive manufacturing agreement we have with Rycom and in violation of a United States design patent that we hold, and that Rycom wrongfully manufactured and sold thermometers to American Scientific.  American Scientific has denied any wrongdoing, asserting as a defense that Rycom independently developed the disputed thermometer technology and design, that Rycom has valid patents on the thermometers it manufactured, and that we obtained our subject U.S. design patent fraudulently. American Scientific seeks to have our subject design patent declared invalid and unenforceable, and it seeks compensation for its attorneys’ fees. Although we believe American Scientific’s allegations are without merit, we can provide no assurance as to the outcome of the litigation.  An adverse judgment or settlement could have a material adverse effect on our operating results and/or financial condition.  In addition, regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, we also could be adversely affected by negative publicity, litigation costs resulting from the defense of these claims and the diversion of time and resources from our operations.

Our Trademarks Are Valuable, and Any Inability to Protect Them Could Reduce the Value of Our Products and Brands.

Our trademarks, trade secrets, and other intellectual property rights are important assets for us.  Our trademarks “Sanomedics” and “ThermoPet” are registered with the U.S. Patent and Trademark Office.  We also have filed U.S. trademark registrations for the names “Thermomedics,” “Babytemp,” “Temp4sure,” Tempmature,” “Elitemp” and “Caregiver”.  Protecting these intellectual property rights could be costly and time consuming, and any unauthorized use of our intellectual property could make it more expensive for us to do business and which also could harm our operating results.

Product Warranties and Product Liabilities Could Be Costly

We typically warrant the workmanship and materials used in the products we sell. Failure of the products to operate properly or to meet specifications may increase our costs by requiring replacement or monetary reimbursement to the end user. To the extent we are unable to make a corresponding warranty claim against the manufacturer of the defective product, we would bear the loss associated with such warranties.  In the ordinary course of our business, we may be subject to product liability claims alleging that products we sold failed or had adverse effects. We maintain liability insurance at a level which we believe to be adequate. A successful claim in excess of the policy limits of the liability insurance could materially adversely affect our business. There can be no assurance, however, that recourse against a manufacturer would be successful, or that our manufacturer maintains adequate insurance or otherwise would be able to pay such liability.

We May Be Unable to Replace Current Management

Our success is dependent upon the active participation of our Management, Messrs. Craig Sizer and Keith Houlihan, and we have entered into employment agreements with them which expire on December 31, 2012.  However, we do not maintain any "key man" insurance on either of their lives.  In the event we should lose the services of either of these people, our business would suffer materially.  There can be no assurance that we would be able to employ qualified person(s) on acceptable terms to replace them.

Management Actions Could Cause Substantial Dilution and Stock Price Declines and Discourage a Takeover

Our company is effectively controlled by management, specifically Messrs. Craig Sizer and Keith Houlihan (“Management”), who collectively and beneficially own approximately 59% of our outstanding common stock and have majority voting rights by virtue of their 100% ownership of our preferred stock.  While we intend to pursue the business strategy set forth herein, Management has broad discretion to adjust the application and allocation of our cash and other resources, whether in order to address changed circumstances and opportunities or otherwise.  As a result of such discretion, our success is substantially dependent upon their judgment.  In addition, Management is able to elect our board of directors and to cause the directors to declare or refrain from declaring dividends, to increase our authorized capital, to authorize one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights holders of our common stock, to issue additional shares of capital stock, to direct the use of all funds available to us, including accelerating change of control payments, and to cause additional shares of common stock to be issued by accelerating the exercisability and termination of outstanding stock options.  Any such preferred stock also could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company.  Any issuance of common or preferred stock could substantially dilute the percentage ownership of the company held by our then current stockholders and cause a precipitous decline in our stock price.  Such concentration of ownership may have the additional effect of delaying, deferring or preventing a change of control of the company. Also, this controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

Management Could Terminate Employment, and Our Operations and Viability Would be Hurt, If We Cannot Fund the 2010 Bonuses Which Were Earned

Our Board of Directors, consisting of Craig Sizer and Keith Houlihan, determines whether or not our Management has achieved their milestones for their annual bonuses, with each director abstaining from the determination of his own performance.  We are obligated to pay to our management, based on our Board’s determination that our executive officers achieved the mutually agreed milestones for fiscal 2010 set forth in their employment agreements, as amended, cash bonuses aggregating $302,000 (Messrs Sizer and Houlihan – $125,000 each, and O’Hara - $52,000 after pro-ration, 25% of which we have the option to pay to Mr. O’Hara in shares of our common stock).  We do not have on hand the cash to fund these bonus obligations, and Mr. Sizer’s affiliates will not make additional advances for that purpose; and there is no assurance we will be able to raise the money to make any such bonus payments.  In addition, our net income from operations, if any, would be reduced substantially, and could be eliminated, as a result of this additional bonus expense we incurred for fiscal 2010.  We also could be in default under our employment agreements with management if we cannot honor any such obligations, as a result of which any and all of these executives could terminate their employment with us, which would have a material adverse effect on our operations and viability.  See Item 6 below, Executive Compensation.

Risks Relating to our Common Stock

Our Common Stock is Quoted on the PinkSheets, Which May Discourage Investors from Purchasing It More Than if It Was Quoted or Listed on the Nasdaq Stock Market or a National Exchange

Our common stock is quoted on the PinkSheets, a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included on, among others, the Nasdaq Stock Market.  Quotation of our common stock on the PinkSheets may limit its liquidity and price more than if it was quoted or listed on the Nasdaq Stock Market or a national securities exchange.  Some investors may perceive an investment in our securities to be less attractive because they are quoted on the PinkSheets.  In addition, as a PinkSheets’ listed company we do not attract the extensive analyst coverage that accompanies companies listed elsewhere.  Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the PinkSheets. These factors may have an adverse impact on the trading and price of our common stock.

Our Common Stock is Illiquid

Trading in stocks quoted on the PinkSheets is often thin and characterized by wide fluctuations in trading prices. Recently, there has been limited trading activity in our common stock on the PinkSheets. There can be no assurance that a more active trading market will commence in our securities on the PinkSheets. Further, in the event that an active trading market were to commence on the PinkSheets, there can be no assurance as to the level of any market price of our common stock, whether any such trading market would provide liquidity to investors, or whether any such trading market would be sustained.

The Application of the “Penny Stock” Rules Could Adversely Affect Transactions in our Common Stock and Could Increase Transaction Cost.

Trading in our common stock is subject to material limitations as a consequence of regulations which limits the activities of broker-dealers effecting transactions in "penny stocks."  Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.  There can be no assurance that any broker-dealer which initiates quotations for the Common Stock will continue to do so, and the loss of any such broker-dealer likely would have a material adverse effect on the market price of our common stock.

Pursuant to Rule 3a51-1 under the Exchange Act, our common stock is a "penny stock" because it (i) is not listed on any national securities exchange or The NASDAQ Stock Market™, (ii) has a market price of less than $5.00 per share, and (iii) its issuer (the Company) has net tangible assets less than $2,000,000 (if the issuer has been in business for at least three (3) years) or $5,000,000 (if the issuer has been in business for less than three (3) years).  Our common stock is quoted only on the Pink Sheets.

Rule 15g-9 promulgated under the Exchange Act imposes limitations upon trading activities on "penny stocks", which makes selling our common stock more difficult compared to selling securities which are not "penny stocks."  Rule 15a-9 restricts the solicitation of sales of "penny stocks" by broker-dealers unless the broker first (i) obtains from the purchaser information concerning his financial situation, investment experience and investment objectives, (ii) reasonably determines that the purchaser has sufficient knowledge and experience in financial matters that the person is capable of evaluating the risks of investing in "penny stocks", and (iii) delivers and receives back from the purchaser a manually signed written statement acknowledging the purchaser's investment experience and financial sophistication.

Rules 15g-2 through 15g-6 promulgated under the Exchange Act require broker-dealers who engage in transactions in "penny stocks" first to provide their customers with a series of disclosures and documents, including (i) a standardized risk disclosure document identifying the risks inherent in investing in "penny stocks", (ii) all compensation received by the broker-dealer in connection with the transaction, (iii) current quotation prices and other relevant market data, and (iv) monthly account statements reflecting the fair market value of the securities.

The Price of our Common Stock May Be Very Volatile

The market price of our common stock may change significantly in response to various factors and events beyond our control, including but not limited to the following: (i) the risk factors described herein; (ii) a shortfall in gross sales or net income from that expected by securities analysts, if any, and investors; (iii) changes in prevailing sentiment among securities analysts and investors regarding our operations, business prospects and/or estimates of our financial performance; (iv) general conditions in the economy as a whole; (v) general conditions in the securities markets; (vi) our announcements of significant new product introductions, contracts, or acquisitions; or (vii) additions or departures of key personnel. Some companies that have volatile market prices for their securities have been subject to security class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

In the future, we anticipate having our common stock quoted on the Over-The-Counter Bulletin Board. Since the Over-The-Counter Bulletin Board is a dealer system we will have to seek market-makers to provide quotations for our common stock and it is possible that no market-maker will want to provide such quotations. Even if our common stock is quoted on the Over-The-Counter Bulletin Board, the Over-The-Counter Bulletin Board also provides a limited trading market similar to the Pink Sheets. The Over-The-Counter Bulletin Board and the Pink Sheets are not stock exchanges, and trading of securities on the Over-The-Counter Bulletin Board or the PinkSheets is often more sporadic than the trading of securities listed on a quotation system such as the NASDAQ Stock Market or a stock exchange such as the NYSE Amex Equities.

Companies quoted for trading on the Over-The-Counter Bulletin Board must be reporting issuers under Section 12 of the Exchange Act and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the Over-The-Counter Bulletin Board. If our common stock is quoted on the Over-The-Counter Bulletin Board, and we fail to remain current on our reporting requirements, we could be removed from the Over-The-Counter Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to regain our quotation privileges on the Over-The-Counter Bulletin Board, which may have an adverse material effect on our business.

Accordingly, there can be no assurance as to the liquidity of any present or future markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Many Shares May Be Eligible for Sale Beginning December 29, 2011, Which Could Depress Our Stock Price.

The sale of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.  In addition, any such sale or perception could make it more difficult for us to sell equity, or equity related, securities in the future at a time and price that we deem appropriate.  This registration statement became effective by operation of law on December 29, 2010, and on that date we became subject to the reporting requirements of the Exchange Act.  In the future, we might elect to file a registration statement under the Securities Act registering the shares of common stock reserved for issuance under our 2010 Stock Option Plan.  Following the effectiveness of any such registration statement, the shares of common stock issued under such Plan, other than shares held by affiliates, if any, would be immediately eligible for resale in the public market without restriction.

The sale of shares of our common stock which are not registered under the Securities Act, known as “restricted” shares, typically are effected under Rule 144.  At March 31, 2011 we had outstanding 13,635,939 shares of restricted common stock.  In accordance with the recent amendments to Rule 144, since we formerly were a “shell” company, no shares of our restricted common stock were eligible for sale under Rule 144 until we became subject to the reporting requirements of the Exchange Act, i.e., when this registration statement became effective by operation of law on December 29, 2010, and then such shares could be sold under Rule 144 on and after December 29, 2011 only if during the preceding 12 months we complied with our reporting requirements under the Exchange Act.  No prediction can be made as to the effect, if any, that future sales of “restricted” shares of our common stock, or the availability of such shares for future sale, will have on the market price of our common stock or our ability to raise capital through an offering of our equity securities.

The sale of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.  In addition, any such sale or perception could make it more difficult for us to sell equity, or equity related, securities in the future at a time and price that we deem appropriate.  If and when this registration statement becomes effective and we become subject to the reporting requirements of the Exchange Act, we might elect to adopt a stock option plan and file a registration statement under the Securities Act registering the shares of common stock reserved for issuance thereunder.  Following the effectiveness of any such registration statement, the shares of common stock issued under such plan, other than shares held by affiliates, if any, would be immediately eligible for resale in the public market without restriction.

As an Issuer of a “Penny Stock,” the Protection Provided by the Federal Securities Laws relating to Forward Looking Statements Does Not Apply to Us

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks.  As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.  Such an action could hurt our financial condition.

We Will Incur Increased Costs As a Result of Being a Public Company, Which Could Affect Our Profitability and Operating Results

As a result of registering our common stock pursuant to this registration statement, we will become obligated to file annual, quarterly and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended.  In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the new rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices.  We expect these rules and regulations to increase our legal and financial compliance costs and make some of our activities more time-consuming and costly.  We expect to spend between $50,000 and $100,000 in legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley.  These costs could have a material adverse effect on our results of operations.

We Have Not Paid Dividends in the Past and Do Not Expect to Pay Dividends for the Foreseeable Future.  Any Return on Investment May Be Limited to the Value of Our Common Stock, If Any.

No cash dividends have been paid on our common stock.  We expect that any net income derived from operations will be reinvested in our business.  We do not expect to pay cash dividends in the near future.  Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and such other factors as our board of directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment would occur only if our stock price was to appreciate, as to which there can be no assurance whatsoever.

Item 1B. Unresolved Staff Comments

This item is not applicable because registrant is a smaller reporting company.

Item 2. Properties

We do not own any real property.  Pursuant to a lease dated April 1, 2009, as amended March 22, 2010, with a third party, we occupy approximately 1,950 square feet of office space located in suite 2180, 80 Southwest 8th Street, Miami, Florida 33130.  The amended lease agreement provided us with different and larger office space (it increased our space by 783 square feet, and for our convenience, the landlord allowed us to continue to use our original suite number 2180 for our new office space) and likewise increased our base rent from $1,848 per month to $3,349 effective May 1, 2010 through April 30, 2011, and provides for future increases to $3,900 per month on May 1, 2011, and to $4,063 on May 1, 2012.  The lease expires on April 30, 2013.  Our lease payment obligations are as follows:

Period	Annual Base Rent
5/1/2010 - 4/30/2011	$40,190
5/1/2011 - 4/30/2012	46,800
5/1/2012 - 4/30/2013	48,750

Item 3. Legal Proceedings

We are not currently a party in any legal proceeding or governmental proceeding nor are we currently aware of any pending legal proceeding or governmental proceeding proposed to be initiated against us except as described below. There are no proceedings in which any of our current directors, executive officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

On October 26, 2010, we filed a complaint against American Scientific Resources, Incorporated and Kidz-Med, Inc. (collectively “American Scientific”) in the United Stated District Court, Southern District of Florida. On November 18, 2010, American Scientific filed its answer, affirmative defenses and counterclaim. On December 9, 2010, we answered American Scientific’s counterclaim.  On January 27, 2010, we filed an amended complaint adding as defendants Christopher F. Tirotta (American Scientific’s CEO), Rycom Electron Technology Limited and another company.  On February 7, 2011, American Scientific answered our amended complaint and asserted affirmative defenses and a counterclaim, and on February 28, 2011 we answered.

In our amended complaint, we allege that American Scientific, a competitor selling non-contact thermometers for human use, wrongfully obtained proprietary non-contact infrared thermometer technology from us and used this technology to manufacture its own thermometers through Rycom, in violation of the exclusive manufacturing agreement we have with Rycom and in violation of an issued U.S. design patent that we hold, and that Rycom wrongfully manufactured and sold thermometers to American Scientific.  We asserted claims of patent infringement, false designation of origin and trade dress infringement under Federal law. We also asserted claims for intentional interference with contract, intentional interference with business relationship, conversion, and breach of contract under Florida state law. We are seeking a permanent injunction to prevent Rycom’s continued manufacture and distribution of American Scientific’s thermometers, and for money damages. If we succeed on our claim of willful and deliberate violation of our patent, we may be entitled to treble damages.

American Scientific has denied any wrongdoing, and has asserted as a defense that Rycom independently developed the disputed thermometer technology and design, that Rycom has valid European, Chinese and U.S. design patents on the thermometers it manufactured, and that we obtained our U.S. design patent fraudulently. American Scientific seeks to have our subject United States design patent declared invalid and unenforceable, and in its counterclaim it seeks compensation for its attorneys’ fees.  We have not yet served our amended complaint on Rycom.

The Court has ordered  the matter submitted to mediation and on March 14, 2011 a mediator was designated.  This case is in the pre-discovery stage.  A declaration by the Court that our design patent is invalid or unenforceable could have a material and adverse effect on our business.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Inasmuch as we have only 92,828 outstanding shares of “free-trading” common stock, there is no established public trading market for our common stock.  However, our common stock is quoted on the Pink Sheets under the symbol “SIMH.PK”. The high and low bid information on the Pink Sheets for our common stock for each full quarterly period within our two most recent fiscal years.  These bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2010:	High	Low
Fourth Quarter	N/A	N/A
Third Quarter	$10.01	$3.76
Second Quarter	3.00	2.25
First Quarter	10.01	3.00

Fiscal Year Ending December 31, 2009:	High	Low
Fourth Quarter	3.25	1.01
Third Quarter	3.25	1.01
Second Quarter	12.50	0.25
First Quarter	6.25	0.43

Outstanding Shares of Common Stock; Holders of Record

At March 31, 2011, we had 13,635,939  issued and outstanding shares of common stock, of which all but 92,828 shares are “restricted”.  We have not agreed to register any of these “restricted” shares under the Securities Act, and none of them can be sold pursuant to Rule 144 under the Securities Act until, at the earliest, we have been subject to, and complied with, the reporting requirements of federal securities laws for at least 12 months from the December 29, 2010 (60 days after filing, by operation of law) effective date of this Form 10 registration statement, i.e., until December 29, 2011.  In addition, there are a substantial number of shares of common stock issuable upon the exercise of outstanding options (11,372,000 shares) and warrants (150,000 shares), and pursuant to convertible debt (5,667,712 shares), and we have not agreed to register any of these shares under the Securities Act.  Our outstanding shares of common stock are owned by approximately 1,220 holders of record, which does not include stockholders for whom shares were held in a “nominee” or “street” name.

Dividends

We have never declared or paid any cash dividends on our common stock.  The payment by us of dividends, if any, in the future rests within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements, debt covenants and financial condition, as well as other relevant factors. We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2010.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities as remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders(1)	1,272,000	(2)	$0.50	2,228,000

Equity compensation plans not approved by holders	10,250,000	(3)	$0.11	0

Total	11,522,000		$0.15	2,228,000

(1)
Our 2010 Stock Option Plan provides for options for 3,500,000 shares to be awarded to officers, directors, employees and others who render services to the Company as an additional incentive to advance our interests.

(2)	Options for 271,260 shares are fully vested; 421,260 and 429,480 will vest in fiscal 2011 and 2012, respectively.

(3)
From time to time we issue warrants and options as an inducement to various persons or entities to enter into transactions with us.  As of March 31, 2011, we had issued the following:  a warrant to purchase 150,000 shares at an exercise price of $3.00 per share through December 7, 2014, to a consultant advising us about the salability of our products pursuant to a 12-month consulting agreement, a stock option to each of   Craig Sizer and  Keith Houlihan to purchase 5,000,000 shares at an exercise price of $0.05 per share through December 31, 2013; and a stock option to Koutoulas Relis LLC (an accounting firm of which Steven Relis, our Chief Financial Officer, is a member) to purchase 100,000 shares at an exercise price of  $1.50 per share through December 31, 2014.

Recent Sales of Unregistered Securities

The following is a summary of all transactions within the past three years involving our sales of our securities that were not registered under the Securities Act.  Shares issued for cash consideration paid to us are valued at the purchase price per share; all other shares are valued as stated.  All shares issued were issued as restricted” shares of our common stock.

2008

On August 14, 2008, we (our Board of Directors and our shareholders) authorized the issuance to Belmont Partners, LLC of 105,940 shares of our common stock for cash contributed and services rendered in effecting our reinstatement in Idaho, the state of our incorporation, by causing the filing of our delinquent annual reports, holding two shareholders meetings in Idaho and distributing to shareholders the relevant Information Statements and preparing and filing the related amendments to our Articles of Incorporation, and paying all associated franchise taxes, filing fees, interest and penalties, and transfer agent fees.  The shares were issued on August 25, 2008, in reliance upon the registration exemption available under Section 4(6) of the Securities Act and Rule 506 under Regulation D.

2009

On July 1, 2009, in connection with the closing of our reverse acquisition of Sano-Nevada and the related Stock Purchase and Plan of Reorganization Agreement dated April 2, 2009, we issued an aggregate of 9,542,000 shares of our common stock to the three former owners of Sano-Nevada:  Craig Sizer – 2,385,000 shares, Keith Houlihan – 2,385,000 shares and Maria Perez Sizer – 4,771,000 shares; and 250,000 shares to Belmont Partners LLC.  In October 2010, the three former owners returned to the Company an aggregate of an additional 208,000 shares which had been issued on July 1, 2009, to them in error.  The Belmont Partners shares were issued in reliance upon the registration exemption available under Section 4(6) of the Securities Act and Rule 506 under Regulation D; the other shares were issued in reliance upon the 4(2) exemption and Rule 504 under Regulation D.

On September 24, 2009, we issued to Abhishek Shrivastava (our chief technology officer) and his affiliated company, pursuant to his employment agreement, 2,000,000 shares of common stock at an agreed price of $20,000, or $0.001 per share, valued at $81,000 and we recorded the difference as stock-based compensation.  We issued these shares in reliance upon the registration exemption available under Section 4(2) of the Securities Act and Rule 504 under Regulation D.

2010

On January 25, 2010, we issued 1,369,870 shares of common stock valued at $13,698.70, or $0.01 per share, to South Ocean Growth Equity in connection with it having helped us obtain a distribution agreement, and because the shares were issued below the $0.50 per share fair value we recorded a $671,000 expense.  We issued these shares in reliance upon the registration exemption available under Section 4(6) of the Securities Act and Rule 506 under Regulation D.

On March 8, 2010, we issued shares of our common stock to the following individuals pursuant to written consulting agreements we entered into.  Michael Hall – 25,000 shares for human thermometer product development advise rendered and to be rendered pursuant to his January 5, 2010 consulting agreement: Paul Cameau – 20,000 shares for pet thermometer product and strategic development advice rendered and to be rendered pursuant to our September 11, 2009 consulting agreement: David F. Drake – 5,000 shares for product development, infrared technology, manufacturing, distribution and other advice rendered and to be rendered pursuant to our January 4, 2010, consulting agreement: Gary O’Hara – 15,000 shares for technology consulting advice and to be rendered pursuant to his March 3, 2010 consulting agreement; and Jordan Serlin – 62,500 shares pursuant to his December 1, 2009 employment agreement.  We issued these shares in reliance upon the registration exemption available under Section 4(2) of the Securities Act and Rule 504 under Regulation D.

On September 9, 2010, we issued to Jordan Serlin 250,000 shares pursuant to our April 29, 2010, separation agreement in connection with the termination of his December 1, 2009 employment agreement.  We issued these shares in reliance upon the registration exemption available under Section 4(2) of the Securities Act and Rule 504 under Regulation D.

Except as stated above, we have had no recent sales of unregistered securities within the past three fiscal years. There were no underwritten offerings employed in connection with any of the transactions described above. As stated above, the above issuances were deemed to be exempt under Rule 504 or 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering, the investors were accredited investors (as applicable), the investors had access to information about our company and their investment, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

Item 6. Selected Financial Data

This item is not applicable because registrant is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition, results of operations, liquidity and capital resources for the periods described. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes in Item 8 of this report. This discussion contains forward-looking statements. Please see “Cautionary Note Regarding Forward-Looking Statements” for the risks, uncertainties and assumptions associated with these forward-looking statements.

OVERVIEW

We design, develop, market and sell a line of non-contact infrared thermometers principally for consumer home healthcare for children and, under the “ThermoPet” brand name, for pet dogs.  Our research efforts are focused on a second generation product with improved accuracy, and if our development is successful we intend to introduce our second generation product line into the consumer market as well as launch it commercially into the “professional” market (medical and veterinary professionals and institutions), a market in which we conducted limited test-marketing during 2010.

For the years ended December 31, 2009 and 2010, our thermometer for pet dogs accounted for 50.1% and 58.1%, respectively, of all thermometer unit sales and 40.8% and 59.7%, respectively, of our gross revenues of $31,018 and $90,208, respectively.  For the year ended December 31, 2010, test-marketing of our “professional” model accounted for 5.3% of unit sales and 16.2% of gross revenues while our model for use on children accounted for 36.6% of unit sales and 25.0% of gross revenues.  In fiscal 2009, our children’s model accounted for 49.9% of unit sales and 58.1% of gross revenues (we did not market or sell any “professional” models in 2009).  We market our products principally on the Internet on Amazon.com and in the online catalogs of Frontgate.com (ThermoPet model only), and Hammacher.com (ThermoPet model only). We have agreements with a distributor, commissioned independent sales representatives, and resellers, and one reseller, Scar-Guard Inc., accounted for 14.3% of our total sales for the year ended December 31, 2010.

 Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements and which we discussed above in this Item 2. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe our critical accounting policies are those described below.

Revenue Recognition

The Company recognizes revenue at the time the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.

Certain product sales are subject to rights of return. Such rights include the right to return defective items within 30 days and with certain large accounts a right to return unsold product.  For products sold where the buyer has the right to return the product, the Company recognizes revenue at the time of sale only if (1) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the Company, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. The Company recognizes such product revenues when either it has met all the above criteria, including the ability to reasonably estimate future returns, when it can reasonably estimate that the return privilege has expired.
Product Sales —Revenue from sales of the Company’s products is recorded when title and risk of loss have passed to the buyer and provided the criteria for revenue recognition are met. The Company sells their products to individual consumers and resellers upon receipt of a written order. The Company has a limited return policy for defective items that requires that they give the Company notice within 30 days after receipt of the product, however such risk is passed to the manufacturer and therefore, the Company recognizes revenue at the time of delivery without providing any reserve. For sales made by any large account with a right to return unsold items, the Company either provides for a reserve for the estimated amount of unsold items, if it can reasonably estimate such returns, or records revenue only when the account provides definitive sales information.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of finished goods of non-invasive medical devices. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items, as follows:

•
Consumer demand – our products have only recently come to market, with the first sale in September 2009, Marketing efforts have been limited during 2010 due to our limited financial resources and the expected redesign of our product line in 2011 via our second generation models.  We did not want to deplete our inventory of current products too quickly in order to avoid an out-of-stock condition before our new line is ready.  We anticipate that we will reduce our retail price to sell the remaining inventory in bulk sometime prior to the expected release of our new line in 2011.  We anticipate that the discounted price will be well above our cost.

•
Current inventory levels – we have approximately 11,500 units remaining as of March 31, 2011. We sold 833 units January 1, 2011 to March 31, 2011, which is a fairly consistent sales rate over the preceding quarter.  At this rate, we have approximately 42 months of inventory on hand.  However, as noted above, it is our intent is to sell the remainder at a discount, but above cost, prior to our new product line becoming available.

•	Product life cycles – although we are redesigning our current line of products, we still consider them readily marketable consumer products.

Stock-Based Compensation

The Company applies the fair value method of ASC 718, Share Based Payment, formerly Statement of Financial Accounting Standards ("SFAS") No. l23R "Accounting for Stock Based Compensation", in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. As the Company does not have sufficient, reliable and readily determinable values relating to its common stock, the Company has used the stock value pursuant to its most recent private sale of stock for purposes of valuing stock based compensation. The Company believes that the market price of the Company's stock is not indicative of value as the stock is not widely held and trades infrequently.

Income Taxes

The Company accounts for income taxes under ASC 740, formerly Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN-48), Accounting for Uncertainty in Income Taxes--An interpretation of FASB Statement No. 109 and codified into ASC 740. FIN-48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This Interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN-48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN-48 and they had no impact on its financial position, results of operations, and cash flows.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company's evaluation was performed for the tax years ended December 31, 2009 for U.S. Federal Income Tax, for the State of Florida Corporate Income Tax, the years which remain subject to examination by major tax jurisdictions as of December 31, 2009.

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Year Ended December 31,
	2010		2009
Net sales revenue	100.0%		100.0%

Costs and expenses:
Cost of goods sold	81.7		76.3
Research and development	269.6		1,440.0
Selling, general and administrative	2,360.7		2,983.7
Depreciation	1.7		0.7
	2,713.7		4,500.7

Loss from operations	(2,613.7)		4,400.7

Other income (expense):
Interest expense	(105.6)		(39.1)

Loss before provision for income taxes	(2,719.3)		(4,439.8)
Provision for income taxes	—		—

Net loss	(2,719.3	) %	(4,439.8	) %

Results of Operations

Year Ended December 31, 2010 compared to the year Ended December 31, 2009

Revenues:  Revenues for the year ended December 31, 2010 were approximately $90,000 as compared to approximately $31,000 for the year ended December 31, 2009.  We had an increase in orders attributable to increased product awareness with online retailers, however, consistent with the our revenue recognition policy, certain sales totaling approximately $13,000 were deferred as the customer had a right to return unsold merchandise.

Cost of Revenues: Cost of revenues, which consist of product, shipping and other costs totaled approximately $74,000 for the year ended December 31, 2010 as compared to $24,000 of such costs during the same period in 2009.   The increase is primarily a result of the increase in sales as described above and increases in costs of shipping and customs.

Gross Profit: Gross profit was approximately $16,000 for the year ended as compared to approximately $7,000 during the same period in 2009 due primarily to the reasons stated above. The decrease in gross margin as compared to the prior year was a result from increased costs relating to getting the company's products to the US from its manufacturer in China.

Operating Expenses: Operating expenses consist of general and administrative expenses, stock compensation, depreciation, research and development, and selling expenses. For the year ended December 31, 2010, operating expenses totaled approximately $2.4 million as compared to approximately $1.4 million for the same period in 2009.  The approximate $1 million increase (73.0%) was primarily a result of additional stock compensation expense of approximately $333,000, a bonus accrual for key executives totaling $302,000 and increases in professional fees and interest expense relating to our convertible debt.

Net Loss: Net losses for the year ended December 31, 2010 were approximately $2.5 million compared to approximately $1.4 million for the year ended December 31, 2009. a increase of approximately $1.0 million (77.9%) primarily as a result of an increase in operating expenses as described above.

Financial Condition

December 31, 2010 compared to December 31, 2009

Assets.  At December 31, 2010 our total assets increased by approximately $128,000 or 86.5%, to approximately $272,000. This was primarily attributable to an increase of approximately $2,000 in cash, $67,000 additional inventory, and $61,000 of additional fixed and intangible assets.

Liabilities.  At December 31, 2010, our total liabilities increased by approximately $1.6 million or 150.2%, to approximately $2.7 million, attributable primarily to an increase of approximately $1.3 million in borrowings from an affiliate of Craig Sizer, our Chairman and CEO and principal shareholder and increases of approximately $163,000 in accrued salaries and bonuses owed to our Management as of December 31, 2010.

Stockholders’ Deficit.  At December 31, 2010, our stockholders’ deficit increased by approximately $1.5 million , or 160.9%, to approximately $2.4 million, primarily due to our net loss of approximately $2.5 million offset by an increase of approximately $964,000 in paid-in capital resulting from the issuance of stock in exchange for services.

Liquidity and Capital Resources

At December 31, 2010 our cash on hand was only $2,837. At April 6, 2011 our cash on hand was $28,716.

During 2009 and 2010 we obtained our liquidity principally from approximately $1.6 million principal amount of cash advances from an affiliate of Craig Sizer, our Chairman and CEO and one of our principal shareholders.  The Company has executed promissory notes totaling approximately $1.2 million as of December 31, 2010, with CLSS Holdings, LLC (“CLSS”). Each note (a) bears 9% annual interest (20% upon the occurrence, and during the continuance, of an event of default), is convertible into our common stock at a fixed conversion price of $0.25 except for our September 30, 2010 note for $181,000, which is convertible at a fixed price of $.50 per share, and is not prepayable by us, and (b) is subject to a security agreement under which all of our assets secure our loan repayment obligation.  The notes made on or before September 30, 2010 originally were  due and payable between March 7, 2011 and October 1, 2011 and thus primarily classified as current as of September 30, 2010; however, by amendments made on March 10, 2011, the maturities (March 7, 2010 and April 6, 2010) of the 2009 notes and the April and June 2010 notes were extended to August 1, 2011, so our 2009 and 2010 CLSS notes now mature on August 1, 2011 (approximately $1,000,000) or October 1, 2011 (approximately $200,000).  On March 10, 2011, we also executed a one-year, $367,000 promissory note to evidence additional advances made by CLSS since October 1, 2010, and the related security agreement; the note and security agreement each has similar terms to those described above except that the note is convertible at a fixed price of $.50 per share and its default interest rate is 15% per year.

Although we intend to increase our revenue by engaging in more aggressive sales, marketing and advertising activity designed to increase awareness of our products, we still need substantial additional capital to finance our business activities on an ongoing basis, as our revenue is insufficient to fund our operations.

Mr. Sizer has advised us that, absent of us completing a debt or equity financing, he intends, through his affiliates, to provide additional loans to us of up to an additional $800,000 which is sufficient cash for an additional 12 months of operations at our current burn rate of approximately $65,000 per month.  We have not yet taken any steps to initiate any debt or equity financing, so we are relying on Mr. Sizer for additional funding.  However, even though Mr. Sizer is our CEO and our controlling shareholder and has been funding us for approximately two years, his verbal statement of intent to have his affiliate provide additional funding to us is not a binding agreement and therefore it is not legally enforceable and cannot be relied upon.  At April 6, 2011, we had approximately $29,000 in cash on hand; and unless and until we receive additional financing from third parties, which we may never achieve, in the absence of on-going cash infusions on an as needed basis by Mr. Sizer’s affiliate we would be unable to continue to operate.

Even if we do receive additional financing through Mr. Sizer, we still will require substantial additional funds to finance our business activities on an ongoing basis. Following the completion of the Securities and Exchange Commission’s review of our Form 10 Registration Statement we intend to seek, substantial additional funds to finance our business activities on an ongoing basis.   However, we do not have any commitments or arrangements with any person or entity to obtain any equity or debt financing, and there can be no assurance that the additional financing we require would be available on reasonable terms, if at all; and if available, any such financing likely would result in a material and substantial dilution of the equity interests of our current shareholders.  The unavailability of such additional financing could require us to delay, scale back or terminate our business activities, which would have a material adverse effect on our viability and prospects.  See Item 1A, Risk Factors – We May Be Unable to Continue as a Going Concern; and – The Substantial Additional Capital We Need May Not Be Obtainable, and Item 13, Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons - Borrowings.

We also intend to seek to have our common stock listed on the OTC Bulletin Board, which we believe would make it easier for us to raise capital from institutional investors and others. However, we do not have any commitments or arrangements to obtain any additional equity capital, and there can be no assurance that the additional financing we require would be available on reasonable terms, if at all.  The unavailability of additional financing could require us to delay, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on our company and its viability and prospects.

Summary of Cash Flow for the year ended December 31, 2010

Our cash flows for the year ended December 31, 2010 and 2009 were as follows:

	Years Ended December 31,
	2010	2009
Net cash (used) by operating activities	$(822,199)	$(409,339)
Net cash (used) by investing activities	(63,558)	(176,400)
Net cash provided by financing activities	$887,816	$586,518

Operating Activities

Our total cash used by operating activities increased by approximately $413,000 or 100.9% to approximately $822,000 for the year ended December 31, 2010, compared to approximately $409,000 for the year ended December 31, 2009. The increase is primarily due to the increased loss and an increase in the amount of our  inventory offset by increase accrued salaries and other liabilities during the year ended December 30, 2010.

Investing Activities

Our total cash used by investing activities decreased by approximately $113,000, to  approximately $64,000 for the year ended December 31, 2010, compared to approximately $176,000 for the year ended December 31, 2009. The increase is due to the purchase of property and equipment and intangible patent assets offset by an the use of cash to acquire Grand Niagra Mining and Development Company.

Financing Activities

Our total cash provided for financing activities increased by approximately $301,000, or 51.4%, to approximately $822,000 for the year ended December 31, 2010, compared to approximately $409,000 for the year ended December 31, 2009. The increase is primarily due to approximately $288,000 borrowed from an affiliate of Craig Sizer, our Chairman and CEO and principal shareholder, and the proceeds of approximately $14,000 from the sale of our common stock to an affiliate of one of our distributors.

Current Commitments for Expenditures

Our current cash commitments for expenditures are mainly operational and SEC compliance in nature. We seek to use current revenue to pay vendors for materials for contracts, for payroll, and related employment expenditures (i.e. benefits).

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. Although applicable to the Company, the Company does not expect the adoption of these amendments to have a material impact on its financial condition, results of operations or cash flows.

In January 2010, the FASB issued authoritative guidance that requires new disclosures related to fair value measurements and clarifies existing disclosure requirements about the level of disaggregation, inputs and valuation techniques. Specifically, reporting entities now must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements. The guidance clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for disclosure of fair value measurement, considering the level of disaggregated information required by other applicable U.S. GAAP guidance and should also provide disclosures about the valuation techniques and inputs used to measure fair value for each class of assets and liabilities. This guidance was effective for the Company on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements, which became effective for the Company on January 1, 2011. The adoption of the applicable sections of this guidance effective on January 1, 2010, did not have a material impact on the Company’s financial condition, results of operations, or cash flows. The Company does not expect sections of this guidance effective on January 1, 2011 to have a material impact on its financial condition, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (audit)	F-1

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-2

Consolidated Statements of Operations for the years and period ended December 31, 2010 and for the period January 6, 2009 (Inception) through December 31, 2009	F-3

Consolidated Statement of Changes in Stockholders Deficit for the year and period ended December 31, 2010 and for the period January 6, 2009 (Inception) through December 31, 2009	F-4

Consolidated Statements of Cash Flow for the year and period ended December 31, 2010 and for the period January 6, 2009 (Inception) through December 31, 2009	F-5

Notes to the Consolidated Financial Statements for the year and period ended December 31, 2010 and 2009, respectively	F-6-F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Sanomedics International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Sanomedics International Holdings, Inc. as of December 31, 2010  and 2009 and the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2010 and for period January 6, 2009 (inception) to December 31, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2010 and 2009 and the results of its operations and its stockholders equity and cash flows for the year ended December 31, 2010 and for the period January 6, 2009 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses. This raises substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company LLC
Gruber & Company LLC
Lake St. Louis Missouri
April 8, 2011

Sanomedics International Holdings, Inc.
Consolidated Balance Sheets

	December 31,
	2010	2009

Assets

Current Assets
Cash in bank	$2,837	$779
Accounts receivable	7,371	7,913
Inventory	193,153	125,812
Other current assets	-	2,653
Total Current Assets	203,361	137,157

Fixed assets, net	24,201	3,018

Intangible assets	48,824	8,000

Total Assets	$276,386	$148,175

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued salaries payable	635,131	471,667
Accounts payable and other liabilities	18,090	655
Accrued interest payable	107,411	12,138
Short term portion of notes payable - related party	1,925,629	62,203
Total Current Liabilities	2,686,261	546,663

Notes payable - related party	-	524,315

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.001 par value: 1,000 shares authorized,
issued and outstanding.	1	1
Common stock, $0.001 par value: 250,000,000 shares authorized,
13,635,939 and 11,888,569 issued and outstanding as of December 31, 2010 and 2009, respectively.	13,636	11,889
Additional paid in capital	1,426,764	462,460
Stock subscription receivable	(20,000)	(20,000)
Accumulated deficit	(3,827,538)	(1,377,152)
Total Stockholders’ Deficit	(2,409,875)	(922,802)

Total Liabilities and Stockholders' Deficit	$276,386	$148,176

Sanomedics International Holdings, Inc.
Consolidated Statements of Operations

	For the Years Ended December 31,	For the period January 6, 2009 (inception through December 31
	2010	2009

Revenues, net	$90,208	$31,018

Cost of goods sold	73,743	23,656

Gross profit	16,465	7,362

Operating expenses
General and administrative	2,129,577	925,492
Research and development	243,188	446,652
Depreciation	1,551	232
Total operating expenses	2,374,316	1,372,376

Loss from operations	(2,357,851)	(1,365,014)

Other expense
Interest expense	(95,273)	(12,138)
Total other expense	(95,273)	(12,138)

Net loss before provision (benefit) for income taxes	(2,453,124)	(1,377,152)
Provision(benefit) for income taxes	-	-
Net loss	$(2,453,124)	$(1,377,152)

Net loss per share - basic	$(0.18)	$(0.17)

Weighted average number of shares outstanding during the period - basic	13,335,000	8,045,651

Sanomedics International Holdings, Inc.
Consolidated Statement of Changes in Stockholders' Deficit

						Stock		Total
	Preferred Stock, $.001 Par Value		Common Stock, $.001 Par Value		Additional	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid in Capital	Receivable	Deficit	Equity

Balance December 31, 2008	-	$-	198,769	$199	$(199)	$-	$-	$-
Issuance of shares for reverse merger	1,000	1	9,542,000	9,542	(9,543)	-	-	-
Recapitalization - Acquisition of Niagra Mining and Development Company	-	-	-	-	(165,150)	-	-	(165,150)
Stock options to employees and consultants ($.05 per share)	-	-	-	-	482,000	-	-	482,000
Stock issued to an employee for cash ($.01 per share)	-	-	2,000,000	2,000	79,000	(20,000)	-	61,000
Shares issued for services ($.05 per share)	-	-	250,000	250	12,250	-	-	12,500
Warrants issued for services ($3.00 per share)	-	-	-	-	35,000	-	-	35,000
Stock options to consultants at ($1.50 per share)	-	-	-	-	29,000	-	-	29,000
Cancellation of shares	-	-	(102,200)	(102)	102	-	-	-
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(1,377,152)	(1,377,152)
Balance December 31, 2009	1,000	$1	11,888,569	11,889	462,460	(20,000)	(1,377,152)	(922,802)
Issuances of stock for cash ($.01) and services ($.50 per share)			1,497,370	1,497	746,952			748,449
Stock options to employees and consultants ($.50 per share)					92,602			92,602
Stock issued to an employee ($.50 per share)			250,000	250	124,750			125,000
Net loss for the year ended December 31, 2010							2,453,124)	(2,453,124)
Balance December 31, 2010	1,000	$1	13,635,939	$13,636	$1,426,764	$(20,000)	$(3,830,276)	$(2,409,875)

Sanomedics International Holdings, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,	For the period January 6, 2009 (inception through December 31
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,453,124)	$(1,377,152)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,551	232
Stock based compensation	952,352	619,500
Changes in operating assets and liabilities
Accounts receivable	542	(7,913)
Inventory	(67,341)	(125,812)
Other current assets	2,653	(2,653)
Accrued salaries payable	628,458	471,667
Accrued interest payable	95,273	12,138
Accounts payable and other liabilities	17,437	654
Net Cash Used In Operating Activities	(822,199)	(409,339)

CASH FLOWS USED FROM INVESTING ACTIVITIES
Purchase of fixed assets	(22,734)	(3,250)
Purchase of intangible assets	(40,824)	(8,000)
Acquisition of Grand Niagra Mining and Development Company	0	(165,150)
Net Cash Used In Investing Activities	(63,558)	(176,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable - related party	874,117	586,518
Proceeds from sale of common stock	13,699	-

Net Cash Provided By Financing Activities	887,816	586,518

Net increase in cash	2,058	779

Cash - beginning of period	779	-

Cash - end of period	$2,837	$779

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-
Non-Cash transactions:
Conversion of accrued salaries to convertible notes	$464,994	$-

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Background

Sanomedics International Holdings, Inc. (the “Company”) formerly Grand Niagara Mining and Development Co, Inc. ("Grand Niagara") was originally incorporated in the state of Idaho in 1955 and re-domiciled in the state of Delaware on April 6, 2009.  See Note 3 for information regarding a reverse acquisition and recapitalization. The Company designs, develops, markets and distributes non-contact infrared thermometers principally for consumer and pet home health care.

In connection with the reverse acquisition and recapitalization(see Notes 3 and 6), all share and per share amounts have been retroactively restated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

The Company currently has limited revenue and is incurring losses. These factors raise substantial doubt about its ability to continue as a going concern. Management has financed the Company's operations principally through loans from an affiliate of the Company’s CEO, who is also one of the principal shareholders.  It is the Company's intent to continue to obtain funds in this manner unless and until it can raise funds through the sale of equity securities. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

During 2009 and 2010, the Company obtained its liquidity principally from approximately $1.5 million principal amount of cash advances from an affiliate of Craig Sizer, the Chairman and CEO and one of the Company's principal shareholders.  The Company has executed promissory notes totaling approximately $1.2 million as of December 31, 2010, with CLSS Holdings, LLC (“CLSS”).  (See Note 5)  On March 10, 2011, the Company also executed a one-year, $367,000 promissory note to evidence additional advances made by CLSS between October 1, 2010 and March 10, 2011.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing in addition to those funds provided by Mr. Sizer's affiliate and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalent.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Certain product sales are subject to rights of return.  Such rights include the right to return defective items within 30 days and with certain large accounts a right to return unsold product.  For products sold where the buyer has the right to return the product, the Company recognizes revenue at the time of sale only if (1) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the Company, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. The Company recognizes such product revenues when either it has met all the above criteria, including the ability to reasonably estimate the right of return of unsold items, or when it can reasonably estimate that the return privilege has expired.

Product Sales —Revenue from sales of the Company’s products is recorded when title and risk of loss have passed to the buyer and provided the criteria for revenue recognition are met. The Company sells its products to individual consumers and resellers upon receipt of a written order. The Company has a limited return policy for defective items that requires that they give the Company notice within 30 days after receipt of the product, however such risk is passed to the manufacturer and therefore, the Company recognizes revenue at the time of delivery without providing any reserve. For sales made by any large account with a right to return unsold items the Company either provides for a reserve for the estimated amount of unsold items, if it can reasonably estimate such returns, or records revenue only when the account provides definitive sales information.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents. The Company maintains its cash in well-known banks selected based upon management's assessment of the banks’ financial stability. Balances may periodically exceed the $250,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of finished goods of non-invasive thermometers.  Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated quarterly and are based on the Company’s business plan and from feedback from customers and the product development team; however, as the Company has a fairly limited operating history, estimates can vary significantly.

Reserves for Warranty

The Company records a reserve at the time product revenue is recorded based on historical rates.  The reserve is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line. The warranty reserve was approximately $1,000 and $0 at December 31, 2010 and 2009, respectively.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which is generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income or expense.

The Company will periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company  uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs

Advertising costs are expensed as incurred.

Shipping and Handling

Costs incurred by the Company for shipping and handling are included in costs of revenues.

Income Taxes

The Company accounts for income taxes under ASC 740, formerly Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN-48), Accounting for Uncertainty in Income Taxes--An interpretation of FASB Statement No. 109 and codified into ASC 740. FIN-48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement of Financial Accounting Standards No.109, Accounting for Income Taxes. This Interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN-48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN-48 and they had no impact on its financial position, results of operations, and cash flows.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company's evaluation was performed for the tax years ended December 31, 2010 and 2009 for U.S. Federal Income Tax, for the State of Florida Corporate Income Tax, the years which remain subject to examination by major tax jurisdictions as of December 31, 2010 and 2009.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Research and Development Expense

Costs related to research and development, which primarily consists of salaries and benefits, stock compensation and consulting, are charged to expense as incurred

Patents

We capitalize external cost, such as filing fees and associated attorney fees,  incurred to obtain issued patents and patent license rights. We expense cost associated with maintaining and defending patents subsequent to their issuance in the period incurred. We amortize capitalized patent cost for internally generated patents on a straight-line basis over ten years, which represents  the estimate useful lives of the patents. The ten year estimated useful life for internally generated patents is based on our assessment of such factors as: the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time, and the length of license agreements for such patents. We assess the potential impairment to all capitalized net patent cost when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable. For the years ended December 31, 2010 and 2009 patents totaled $48,824 and $8,000 and are included in other assets in the accompanying balance sheet. As of December 31, 2010 and 2009, there was no amortization on such assets. The Company will begin to amortize certain patent assets as of January 1, 2011.

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, Earning per Share, formerly Statement of Accounting Standards SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) before and after discontinued operations, by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per share excludes all dilutive potential shares as their effect is anti-dilutive. For the year ended December 31, 2010 and for the period from January 6, 2009 (inception) to December 31, 2009, outstanding stock options, warrants, and shares issuable upon conversion of convertible notes were anti-dilutive because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share. Potentially dilutive shares of 15.3 million and 20.6 million, respectively, have been excluded from the denominator in the computation of diluted EPS for the year ended December 31, 2010 and the for  period from January 6, 2009 (inception) to December 31, 2009, respectively, because they are anti-dilutive.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

The Company applies the fair value method of ASC 718, Share Based Payment, formerly Statement of Financial Accounting Standards ("SFAS") No. l23R "Accounting for Stock Based Compensation", in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. As the Company does not have sufficient, reliable and readily determinable values relating to its common stock, the Company has used the stock value pursuant to its most recent private sale of stock by an affiliate of our CEO, for purposes of valuing stock based compensation. The Company believes that the market price of the Company's stock is not indicative of value as the stock is not widely held and trades infrequently.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2010, the FASB issued Accounting Standards Update 2010-06 requiring a gross presentation of activities within the Level 3 rollforward, and adds a new requirement to disclose transfers in and out of Level 1 and 2 measurements. Consistent with the current guidance in Accounting Standard Codification 820-10, ASU 2010-06 allows disclosure of derivative assets and liabilities in the Level 3 rollforward to be presented on either a gross or net balance. The effective date of the ASU was the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The Company’s adoption of this standard did not have a material effect on its financial statements.

NOTE 3 – REVERSE ACQUISITION, RECAPITALIZATION AND SHARE PURCHASE AGREEMENT

Sanomedics International Holdings, Inc. ("Sano - Nevada"), a Nevada corporation, was formed on January 6, 2009 and  purchased a controlling equity interest in the Company on April 17, 2009 for $165,150.

Pursuant to an Acquisition Agreement and Plan of Share Exchange Agreement (the "Agreement") dated April 2, 2009 by and among the Company, Sano - Nevada and the Sano - Nevada shareholders, all of the issued and outstanding shares of common stock of Sano - Nevada were exchanged for 9,542,000 shares of common stock of the Company (post effectiveness of the 1 for 25 reverse stock split, described below) and 1,000 shares of Series A Preferred Stock. The transaction was treated as a reverse acquisition because as of the closing date, the Company did not have any operations and majority-voting control was transferred to the Sano - Nevada shareholders. The transaction required a recapitalization of the Company, and since Sano - Nevada acquired a controlling voting interest, it was deemed the accounting acquirer, while the Company was deemed the legal acquirer. The historical financial statements of the Company are those of Sano-Nevada, and of the consolidated entities from the date of acquisition and thereafter.

Since the transaction is considered a reverse acquisition and recapitalization, accounting guidance does not apply for purposes of presenting pro-forma financial information.

In contemplation of the acquisition of Sano-Nevada, on April 6, 2009 the Company: (i) re-domiciled in the State of Delaware and changed its name to Sanomedics International Holdings, Inc. and (ii) increased its authorized share capital to Two Hundred Fifty Million One Thousand (250,001,000) shares, consisting of two classes of capital stock: (i) Two Hundred Fifty Million (250,000,000) shares of common stock, par value $0.001 per share, and (ii) one thousand (1,000) shares of preferred stock, par value $0.001 per share. On April 7, 2009, the Company amended its articles of incorporation to provide for a reverse stock split in the amount of  one (1) share for (25) outstanding shares, resulting as of the effective date of April 17, 2009  in 198,769 shares of common stock issued (prior to the issuance to the shareholders of Sano- Nevada).

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following:

	December 31,	December 31,
	2010	2009
Furniture and equipment	$25,984	$3,250
Less accumulated depreciation	1,783	232
	$24,201	$3,018

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLE -RELATED PARTY

Notes payable consists of the following:	December 31, 2010	December 31, 2009
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 8, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2011	$407,151	$407,151
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated December 7, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2011	117,164	117,164
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated April 6, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2011	245,116	–
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated June 30, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2011	223,500	–
Convertible Promissory Note - Craig Sizer dated June 30, 2010, Note accrues interest at 7.5% per annum due and payable on August 1, 2011	225,000	–
Convertible Promissory Note - Keith Houlihan dated June 30, 2010, Note accrues interest at 7.5% per annum due and payable on August 1, 2011	239,994	–
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on October 1, 2011	181,000	–
Total Notes	1,638,925	524,315
Other advances from CLSS Holdings, Inc, LLC, not evidenced by a promissory Note	286,704	62,203
	1,925,629	$586,518
Less: Current portion	1,925,629	62,203
	$–	$524,315

The secured convertible promissory notes above are secured by substantially all the assets of the Company and are convertible, at the holder's option, into common shares of the Company at a fixed conversion price ranging from  $0.25 to $0.50 per share.   CLSS Holdings, LLC is wholly owned by the Company's CEO who also is a principal shareholder of the Company.

On June 30, 2010, the Company evidenced its obligations to pay accrued salaries to its Chief Executive Officer and its President in the amount of $225,000 and $239,994, respectively by issuing promissory notes.  The notes are due on August 1, 2011 bearing an interest rate of 7.5% per annum. At the executives’ option, the notes can be converted into common shares at a fixed conversion price $0.50 per share.

As of December 31, 2010 and 2009, interest accrued on the notes amounted to $107,411 and $12,138, respectively.

The above notes were amended on December 20, 2010 to remove the variable component of the notes which allowed for the  conversion of the above notes into common shares of the Company at the lesser of $0.25 or a 45% discount to the average closing bid price of its common stock for the three trading days prior to the conversion. There is no beneficial conversion feature associated with these notes as the variable and fixed conversion price of these notes were in excess of the fair market value of the Company's common stock.

On March 10, 2011, the Company and an affiliate of Craig Sizer agreed to extend the maturity dates of the Secured Promissory Notes dated September 8, 2009, December 7, 2009, April 6, 2010 and June 30, 2010 to August 1, 2011.

Also, on March 10, 2011, the Company executed a $367,000 promissory note to evidence additional advances made by an affiliate of Craig Sizer, Chairman and CEO and a principal shareholder.

Maturities of notes payable for the years subsequent to December 31, 2010 are as follows:

Year	Amount
2010	$–
2011	1,638,925
Thereafter	–
$1,638,925

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – EQUITY

Reverse Stock Split

The Company, prior to the April 2, 2009 Acquisition Agreement and Plan of Share Exchange (the "Agreement"), had approximately 5,100,000 shares of common stock outstanding.  In connection with the Agreement, the Company effectuated a 1 for 25 reverse split. The reverse stock split was effective April 17, 2009 for holders of record as of April 15, 2009. All stock numbers have been restated to give retroactive effect to this reverse stock split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse stock split had occurred on January 1, 2009.

Series A Preferred Stock

In connection with the Agreement, the Company issued 1,000 shares of Series A Preferred Shares.  The Series A Preferred Shares are not convertible and have no preferences or other rights except that the holders of the Series A Preferred shares shall be entitled to the number of votes that collectively equal 51% of the total number of votes that may be cast by the holders of Common Stock and Preferred stock voting as one class.

 Common Stock

Pursuant to an employment contract dated on January 5, 2009 and a settlement agreement dated on September 24, 2009, the Company issued 2,000,000 shares of Common Stock to an officer at $0.01 per share.  As these shares had a fair  value of approximately $81,000, the Company recorded the difference of $61,000 as stock based compensation.

On January 5, 2010, the Company issued 25,000 shares to a consultant for services rendered with a fair value of $12,500 ($0.50/share)

On January 25, 2010, the Company entered into an agreement with South Ocean Growth Equity ("SOGE"), whereby SOGE agreed to represent the Company and explore domestic and international distribution opportunities for the Company and the Company agreed to sell 1,369,870 shares of its common stock to SOGE for $0.01 per share. As the issuance of the stock was below the estimated fair value of $0.50 per share, the Company has recorded an expense of  $671,000.

On March 8, 2010, the Company issued 40,000 shares to consultants for services rendered  with a fair value of $20,000 ($0.50/share)

Also on March 8, 2010, the Company in connection with a settlement agreement as described in Note 7, issued 62,500 shares to the former COO with a fair value of $31,250 ($0.50/share).

On September 9, 2010, the Company in connection with a settlement agreement as described in Note 7, issued 250,000 shares to the former COO with a fair value of $125,000 ($0.50/share).

The Company uses the Black-Scholes option pricing model to determine the fair value of its stock, stock options and warrant issuance. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing stock options, the Company determined the expected volatility factor by comparing itself to the historic volatility of other companies in the same industry. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected term on its stock based compensation. The expected term of the Company’s stock options was based on an estimate of future employee exercises . The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The weighted average fair value of stock compensation granted for the periods ended December 31, 2010 and 2009 was $0.50 and $0.11, respectively

The fair value was determined based on the assumptions shown in the table below:

Risk-free interest rate	0.98%
Expected dividend yield	0%
Expected volatility	100%
Expected life	730 days
Expected forfeitures	0%
Fair market value of common stock	$0.05-$0.50

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – EQUITY (continued)

Common Stock

 Stock Options

Pursuant to employment contracts entered into between the Company and its executive officers and consultants the Company granted an aggregate of 15 million options on January 6, 2009 and 3.5 million options on December 1, 2009.  Each of the options had a five year term with an exercise price of $0.05 per share.  These options had a fair value of approximately $482,000, based upon the management assumptions stated below using the BlackScholes model as described above.

On November 17, 2009, the Company granted 100,000 seven-year stock options with an exercise price of  $1.50 per share.  The Company determined that the fair value of the options was $29,000, based upon the management assumptions stated below:

Risk-free interest rate	0.98%
Expected dividend yield	0%
Expected volatility	100%
Expected life	730 days
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity through December 31, 2010:

	Stock Options	Weighted Average Exercise Price
Exercisable - January 6, 2009	–	$–
Granted	18,600,000	0.06
Exercised	–	–
Forfeited/Cancelled	–	–
Outstanding – December 31, 2009	18,600,000	0.06
Exercisable - December 31, 2009	18,600,000	0.06
Granted	1,272,000	0.50
Exercised	–
Forfeited/Cancelled	8,500,000	0.05
Outstanding – December 31, 2010	11,372,000	0.11
Exercisable - December 31, 2010	10,645,260	0.08

Stock Options Outstanding				Stock Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05 to $1.50	11,372,000	5.02 Years	$0.11	10,645,260	$0.08

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – EQUITY (continued)

Warrants

On December 7, 2009, the Company granted to a consultant 150,000 five year warrants with an exercise price $3.00 per share.  The Company determined that the fair value of the warrants was $35,000 using the BlackScholes model and management assumptions as described above.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Exercisable - January 6, 2009	–	$–
Granted	150,000	3.00
Exercised	–	–
Forfeited/Cancelled	–	–
Outstanding – December 31, 2009	150,000	3.00
Exercisable - December 31, 2009	150,000	3.00
Granted	–	–
Exercised	–	–
Forfeited/Cancelled	–	–
Outstanding – December 31, 2010	150,000	3.00
Exercisable - December 31, 2010	150,000	3.00

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.00	150,000	3.9 Years	$3.00	150,000	$3.00

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2010 and 2009 consists of the following:

	2010	2009
Gross deferred tax assets:
Net operating loss carryforwards	$583,210	$80,441
Accrued salaries	239,000	177,488
Start-up expenditures	–	27,833
Total deferred tax assets	822,210	285.762
Less: valuation allowance	(822,210)	(285,762)
Net deferred tax asset	$–	–

The actual tax benefit differs from the expected tax benefit for the period ended December 31, 2009 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.5% for State income taxes, a blended rate of 37.63%) approximately as follows:

	2010	2009

Expected tax benefit – Federal	$(792,916)	$(442,479)
Expected tax benefit – State	(135,731)	(75,743)
Non-deductible stock compensation	358,370	233,118
Meals and entertainment	5,620	923
Change in Valuation Allowance	564,658	284,181
Actual tax expense (benefit)	$–	$–

The Company has a net operating loss carryforward for tax purposes totaling approximately $1.3 million at December 31, 2010, expiring through 2030. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

Under a consulting agreement, with a principal shareholder, commencing on January 5, 2009  and expiring on January 5, 2012, subject to termination rights on 90 days notice, Sano - Nevada agreed to pay $12,500 per month and issued a 5 year option to purchase 5,000,000 shares of common at $0.05 per share. On August 18, 2010, this agreement was terminated and the shareholder and the Company entered into to a three year employment agreement for the shareholder to serve as the Company's Chief Executive Officer at a base salary of $225,000 plus an annual cash bonus if the Company should meet certain milestones.

The Company signed employment agreements with three other executive officers: the President, the Chief Operating Officer and the Chief Technology Officer.  Each agreement is for three years effective January 1, 2009, unless terminated, and provides for a base salary which escalates based on time and the satisfaction of certain milestones.  All salaries of these executives are deferred until such time as the Company receives financing and or there is a change of control. As of September 30, 2010, the Company has deferred approximately $237,000 in salaries and consulting fees as a result of these agreements.

 SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

The Company terminated the contract of its Chief Technical Officer and the Chief Operating Officer resigned.  As a result of the resignation, the Company entered into a settlement agreement with the former Chief Operating Officer dated April 29, 2010, under which the Company was obligated to issued 312,500 shares of common stock and pay $12,000 in cash. The termination of the employment contract with its Chief Technology Officer remains unresolved.  As a result of the termination, 8.5 million outstanding stock options have been cancelled.

On July 28, 2010, the Company entered into a three year employment contract with its new Chief Technology Officer.  The contract, which was amended on December 20, 2010, provides for a base salary of $125,000, a cash bonus of up to $250,000 if the Company meets certain defined milestones and the grant of a stock option to purchase 822,000 common shares of the Company at $0.50 per share.  Up to 25% of the bonus maybe paid in common stock of the Company at the discretion of the Board of Directors.

In connection with these agreements the company has recorded bonus accruals totaling $302,000 and $0, respectively for the years ended December 31, 2010 and 2009

The Company entered into a modification of its original lease agreement dated April 1, 2009 on March 22, 2010.  The modification increased the rental space from 1,167 to 1,950 square feet of office space.  The modification also extended the term from of the lease from 24 to 36 months, commencing on April 1, 2010.

Minimum lease commitments over the next five years are as follows:

2010	$34,184
2011	44,597
2012	48,100
2013	16,250
Thereafter	–
Totals	$143,131

NOTE 9 – SEGMENT REPORTING AND SIGNIFICANT CONCENTRATIONS

The Company currently operates in one reporting segment, the sale of non-contact thermometers; therefore, no segment data is provided.

Significant Concentrations

For the year ended December 31, 2010, one customer accounted for 14.3% of the Company sales. During the year ended December 31, 2009, three customers accounted for 59.9% of the Company sales.  Each customer accounted for 30.9%, 17.4% and 11.6% of Company's sales, respectively, during the period. None of these 2009 customers accounted for more than 10% of our sales for the year ended December 31, 2010.

NOTE 10 – RELATED PARTY DISCLOSURE

During 2009 and 2010, the Company paid accounting fees to the firm of Koutoulas & Relis LLC aggregating $3,000 and $35,550, respectively.  On November 17, 2009, we issued to Koutoulas & Relis LLC a stock option entitling it to purchase 100,000 shares of common stock at an exercise price of a $1.50 per share until November 16, 2014, in consideration of that firm’s agreement to reduce its standard billing rates.  Steven L. Relis, our Chief Financial Officer and Controller as of August 2010, is a member of that accounting firm.

On August 18, 2010, we issued to Mr. Relis an option to purchase 450,000 shares at a price of $0.50 per share until August 18, 2017, in consideration of his agreement to serve as our chief financial officer and controller.  These options are subject to vesting:  33% on each of the first and second anniversaries of the grant date, and 34% on the third anniversary thereof.

NOTE 11 – SUBSEQUENT EVENTS

On March 10, 2011, the Company executed a $367,000 promissory note to evidence additional advances made between October 1, 2010 and March 10, 2011 by an affiliate of Craig Sizer, Chairman and CEO and a principal shareholder of the Company,.  The note has similar terms to the notes disclosed in Note 5 to these financial statements, except that it is convertible at $.50 per share, its default interest rate is 15% per year and it matures on March 10, 2012.

Also on March 10, 2011, the Company and an affiliate of Craig Sizer, agreed to extend the maturity dates of the Secured Promissory Notes dated September 8, 2009, December 7, 2009, April 6, 2010 and June 30, 2010 to August 1, 2011.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

Overview

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.

Management previously identified a material weakness in internal control over financial reporting related to accounting for taxes, which is described in our Annual Report on Form 10-K for the year ended December 31, 2009. During 2010, management focused on remediating this material weakness, and during the fourth quarter of this year its remediation of this material weakness was completed.

The following discussion sets forth a summary of management’s evaluation of our disclosure controls and procedures as of December 31, 2010. In addition, this item provides a discussion of management’s evaluation of disclosure controls and procedures, followed by a summary of management’s remediation of the material weakness for accounting for taxes.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of our Annual Report as of December 31, 2010, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our directors and executive officers, and their respective ages, positions and offices, are as follows:

Name	Age	Position

Craig Sizer	42	Chief Executive Officer

Keith Houlihan	42	President and Director

Gary J. O’Hara	60	Chief Technology Officer

Steven L. Relis	48	Chief Financial Officer and Controller

Craig Sizer has been our Chief Executive Officer since February 10, 2010.  He co-founded and has served as Chairman of Sano-Nevada since February 2010.  Since July 2009 he has managed personal and family investments as the owner and President of CLSS Holdings LLC.  He has been involved in providing financing, financial consulting and/or investor relations to emerging private and public companies through Sizer Capital LLC (January 2008 – November 2009) and Sizer Capital Partners LP (January 2008 – November 2009), CRG Capital Investments LLC (September 2006 to September 2008), and B.E. Overseas Investment Group (December 2007 – August 2008), all of which he either founded or co-founded.  On November 17, 2008, Mr. Sizer and his affiliates Sizer Capital, LLC (“Sizer Capital”) and Sizer Capital Partners, LP (“SCP”) were ordered by the Pennsylvania Securities Commission to stop offering and selling limited partnership interests in SCP in Pennsylvania in violation of Pennsylvania’s securities laws.  SCP was a hedge fund seeking to raise capital in a $21,000,000 private offering, Sizer Capital was the fund’s general partner and Mr. Sizer was the founder of both SCP and Sizer Capital.  SCP had engaged a  third-party financial consultant (which was not a broker-dealer), and this administrative action resulted from the actions of two representatives of such consultant, each of whom made one “cold-call” to one Pennsylvania resident, followed by one such representative sending the SCP offering materials to that resident.

Keith Houlihan has been our President and a director since April 2009.  He co-founded Sano-Nevada in January 2009 and has served as its President since then.  Since March 2005 he has served as President of Meridian Solutions Group, Inc., an executive search and placement firm focused on the healthcare industry which he formed and which became substantially inactive in February 2009.  He serves as a director based on his business acumen and experience with the healthcare industry acquired during his tenure at Meridian Solutions.

Gary J. O’Hara has been our Chief Technology Officer since July 28, 2010, and prior thereto he consulted for us from March 3, 2010 to July 27, 2010.  He had been retired for more than the past five years.  Mr. O’Hara brings over 25 years of experience in medical device product innovation and business development.  He was the co-founder in 1985 of Intelligent Medical Systems Inc. (“IMS”) and built that company to more than 200 employees while making “Inc. 500’s” list of fastest growing U.S. private companies.  He invented the first commercialized infrared tympanic thermometer (First Temp® and Genius® brands) for which he was cited as Inventor of the Year by the San Diego Patent Law Association.  In 1993, IMS was acquired by the Fortune 500 pharmaceutical manufacturer American Home Products (now a part of Pfizer).  Mr. O’Hara has also been active in the seed and startup phases of many ventures through his involvement with the Tech Coast Angels, an organization of 150 investors that invest in and mentor early stage technology and biomedical companies.  Mr. O’Hara holds numerous patents related to medical devices and electronic computer games.  He has B.S. and M.S. degrees in Electrical Engineering from the University of Michigan as well as an MBA from Eastern Michigan University.

Steven L. Relis, age 48, has served as our Chief Financial Officer and Controller since August 2010.  Since 2002, Mr. Relis, has been a partner in the accounting firm of Koutoulas & Relis LLC (formerly known as Gutta, Koutoulas & Relis LLC).  From March 2001 to July 1, 2002, he was the Chief Accounting Officer of Gilat Latin America, a wholly owned subsidiary of Gilat Satellite Networks Ltd (NASDAQ - GILTF).  From June 1998 to March 2001, he served as the Chief Accounting Officer and Interim Chief Financial Officer of Ursus Telecom Corporation (NASDAQ - UTCC).  He was an audit manager with Deloitte and Touche in New York and Ernst & Young in Miami. At Ernst & Young he was part of the entrepreneurial services group, which specializes in supporting the needs of aggressive growth companies.  Mr. Relis received a B.S. in Business from Long Island University in 1985 and is a licensed Certified Public Accountant in the States of Florida and New York. He is a member of the American, Florida and New York Institutes of Certified Public Accountants.

Family Relationships

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Involvement in certain legal proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 11.  Executive Compensation

Executive Compensation

The following table sets forth information about compensation paid or accrued during our last two completed fiscal years, i.e., December 31, 2009 and 2010, to (a) our Chief Executive Officer (principal executive officer), (b) (i) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of our last completed fiscal year, and (ii) up to two additional individuals for whom similar disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, provided their respective total compensation exceeded $100,000 during such fiscal year. We refer to all of the persons included in this table, collectively, as our “named executive officers”. The table excludes perquisites and personal benefits for a named executive officer which are less than $10,000 and that are not a reimbursement of taxes owed with respect thereto.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)(1)	Option Awards ($)(2)	Bonus			Total ($)

Craig Sizer, CEO (PEO)	2010	178,125	0	125,000	(3)		303,125
	2009	0	130,137	150,000	(4)		280,137

Keith Houlihan, President	2010	160,000	0	125,000	(3)		285,000
	2009	160,000	130,137	0			290,137

Jordan Serlin, Chief Operating Officer	2010	42,257	0	78,125	(5)		120,382
	2009	11,667	91,096	0			102,763

Gary J. O’Hara Chief Technology Officer	2010	57,292	92,062	55,750	(3	)(6)	205,104

Abhishek Shrivastava, Chief Technology Officer	2010	0	0	0			0
	2009	150,000	130,137	0			280,137

Joseph Meuse, Former PEO	2009	0	0	0			0

(1)
Salary to Mr. Houlihan was unpaid and has been accrued and deferred and is payable by us pursuant to our June 30, 2010 promissory note due and payable on August 1, 2011, secured by substantially all of our assets and convertible into shares of our common stock at a fixed conversion price of $.50 per share.  Mr. Serlin deferred $6,667 of his salary on an unsecured basis.  Salary to Mr. Shrivastava was unpaid and has been accrued and deferred in full on an unsecured basis.

(2)
In 2009, Messrs. Sizer, Houlihan and Shrivastava each received a five-year option to purchase 5,000,000 shares, and Mr. Serlin received an option purchase 3,500,000 shares, at a price of $0.05 per share, valued in accordance with FAS 123R. The options granted to Mr. Shrivastava in 2009 and Mr. Serlin expired in 2010 as a result of their failure to exercise them within 30 days after termination of their employment, as required by the terms of their Stock Option agreements.

(3)
Represents 2010 bonuses earned by Mr. Sizer, Mr. Houlihan and Mr. O’Hara of $125,000, $125,000 and $52,000,  respectively.  See “Employment and Consulting Agreements with Named Executive Officers” below.

(4)	Represents fees accrued at the rate of $12,500 per month from January to December 31, 2009 pursuant to our January 5, 2009 Consulting Agreement.

(5)	Represents 312,500 shares issued pursuant to his December 1, 2009 employment agreement.
(6)	Includes 15,000 shares valued at $0.25 per share issued pursuant to his March 3, 2010 consulting agreement.

Narrative Disclosure to Summary Compensation Table

Employment and Consulting Agreements with Named Executive Officers

Craig Sizer, Chairman

On January 5, 2009, we entered into a consulting agreement, as amended on January 4, 2010, with Craig Sizer to obtain his financial, management and strategic advice for a term of three (3) years.  We agreed to pay him $12,500 per month.  On April 2, 2009, we granted him an option to purchase 5,000,000 shares at a price of $0.05 each, exercisable until December 31, 2013.  Mr. Sizer deferred his right to receive the $225,000 in consulting fees accrued as of June 30, 2010, and we memorialized our deferral agreement by delivering to him our promissory note in that principal amount, which note is due and payable on August 1, 2011, convertible into shares of our common stock originally at a price equal to the lower of $.50 per share or a 50% discount to the average bid price of our common stock over the three trading days preceding the request for conversion, but, by virtue of a note amendment dated December 20, 2010, convertible now at a fixed conversion price of $.50 per share, and secured by substantially all of our assets.

On August 18, 2010, we terminated the consulting agreement and entered into an employment agreement with Mr. Sizer to serve as our Chief Executive Officer for a term of three (3) years, with successive one year renewal terms unless either party gives at least 30 days prior notice of non-renewal.  We agreed to pay him an annual base salary of $225,000.  He has deferred all salary due and payable to him under the agreement.  He is entitled to an annual cash bonus of 1.5% of our annual gross revenues or $125,000 upon the achievement of mutually agreed milestones for the subject fiscal year, whichever is greater, up to a maximum annual bonus amount of $250,000 (prorated on a monthly basis for fiscal 2010).  Thereafter during 2010 we mutually established six such milestones (the parties waived the requirement that such milestones be fixed within 60 days after the employment agreement was entered into, and the milestones were memorialized in writing on December 20, 2010), and all were achieved, as follows:  Identify a minimum of two new suppliers for manufacturing and enter into a contract with at least one of them; identify and recruit a new Chief Financial Officer; identify and recruit a new Chief Operating Officer; identify and recruit a new Chief Technology Officer; identify and recruit a clinical expert; identify and enter into contracts with retailers.  Based on such achievement, he earned, and we are obligated to pay him, a 2010 bonus in the amount of $125,000.  See Item 1A, Risk Factors - Management Could Terminate Employment, and Our Operations and Viability Would be Hurt, If We Cannot Fund the 2010 Bonuses Which Were Earned.  In February 2011, the following 2011 milestones were agreed upon:  Our completion of an equity financing of at least $500,000; our entry into an agreement to acquire, by acquisition, joint venture or otherwise, at least one additional product to market; our electing to our Board of Directors two individuals who he identifies.

Keith Houlihan, President

On January 5, 2009, we entered into an employment agreement, as amended and restated on August 18, 2010, with Keith Houlihan to serve as our President until August 17, 2013, with successive one year renewal terms unless either party gives at least 30 days prior notice of non-renewal.  We agreed to pay him an annual base salary of $200,000 (increased from $160,000, but without the previous 7% per year minimum annual increases or the increase to $250,000 in the event we were to either raise at least $1,000,000 during his employment or achieve annual gross revenues exceeding $1.5 million).  Mr. Houlihan originally agreed to defer his right to receive all his salary which was payable on demand; however, we restructured that demand obligation regarding the $239,944 in salary accrued as of June 30, 2010 by delivering to him pursuant to our promissory note in that principal amount, which note is due and payable on August 1, 2011, convertible into shares of our common stock originally at a price equal to the lower of $.50 per share or a 50% discount to the average bid price of our common stock over the three trading days preceding the request for conversion, but, by virtue of a note amendment dated December 20, 2010, convertible now at a fixed conversion price of $.50 per share, and secured by substantially all of our assets.  He also has deferred all salary due and payable to him on and after July 1, 2010.  On April 2, 2009 we issued to him a five-year option to purchase 5,000,000 shares at a price of $0.05 each, exercisable until January 5, 2011.

Mr. Houlihan is entitled to an annual cash bonus of 1.5% of our annual gross revenues or $125,000 upon the achievement of mutually agreed milestones for the subject fiscal year, whichever is greater, up to a maximum annual bonus amount of $250,000 (prorated on a monthly basis for fiscal 2010).  During the first quarter of fiscal 2010 we mutually established six such milestones (the parties waived the requirement that such milestones be fixed within 60 days after the employment agreement was entered into, and the milestones were memorialized in writing on December 20, 2010), and all were achieved, as follows:  Identify a minimum of two new suppliers for manufacturing and enter into a contract with at least one of them; identify and recruit a new Chief Financial Officer; identify and recruit a new Chief Operating Officer; identify and recruit a new Chief Technology Officer; identify and recruit a clinical expert; identify and enter into contracts with retailers.  Although these milestones are identical to those Mr. Sizer achieved, as described above, all were also deemed to have been achieved by Mr. Houlihan because, although either of them may have initially identified or been made aware of or been introduced to the subject person or company, or the person we hired was introduced to us by a third party (such as Mr. O’Hara, the CTO, who was introduced by our patent counsel), we are such a small company that each executive participated so actively in interviews, meetings and/or negotiations and made such a meaningful contribution to the achievement of each milestone that each executive was considered to have achieved that milestone.  Therefore, Mr. Houlihan earned, and we are obligated to pay him, a 2010 bonus in the amount of $125,000.  See Item 1A, Risk Factors - Management Could Terminate Employment, and Our Operations and Viability Would be Hurt, If We Cannot Fund the 2010 Bonuses Which Were Earned.  In February 2011, the following 2011 milestones were agreed upon:  Our entering into a licensing arrangement for our second-generation thermometers; our entering into an agreement with a new thermometer manufacturer; and our hiring of a product/category manager.

Jordan Serlin, Former Chief Operating Officer

On December 1, 2009, we entered into an employment agreement with Jordan Serlin to serve as our Chief Operating Officer for a term of three (3) years, with successive one year renewal terms unless either party gives at least 30 days prior notice of non-renewal.  We agreed to pay him an annual base salary of $140,000, increasing by at least 7% per year; provided however, that his annual base salary automatically increases to a minimum of $200,000 in the event we shall either raise at least $1,000,000 during the term or achieve annual gross revenues exceeding $1.5 million.  Mr. Serlin agreed to defer his right to receive $60,000 of his annual salary, but at any time he could demand that we pay him all amounts he has deferred.  We also agreed to (a) issue to him 1,500,000 shares of common stock, vesting monthly over 24 months at the rate of 62,500 shares per month, and (b) grant to him a five-year option to purchase 3,500,000 shares at a price of $0.05 each.  On April 27, 2010, Mr. Serlin notified us that due to health reasons he had to terminate his employment.  On April 29, 2010, we entered into a Separation Agreement pursuant to which his employment terminated effective May 1, 2010, we agreed to settle the deferred salary due and payable to him under his Employment Agreement for $12,000 in cash and to issue to him 312,500 shares pursuant to the vesting schedule for five (5) months of service, and we exchanged releases.  We have satisfied these obligations to Mr. Serlin.

Abhishek Shrivastava, Former Chief Technology Officer

On January 5, 2009, we entered into an employment agreement with Abhishek Shrivastava to serve as our Chief Technology Officer for a term of three (3) years, with successive one year renewal terms unless either party gives at least 30 days prior notice of non-renewal.  We agreed to pay him an initial annual base salary of $150,000, increasing by at least 7% per year; provided however, that his annual base salary automatically increases to a minimum of $240,000 in the event we shall either raise at least $1,000,000 or achieve annual gross revenues exceeding $1.5 million.  Mr. Shrivastava has deferred his right to receive any salary, but at any time he can demand that we pay him all amounts he has deferred.  We also agreed to (a) sell to him 2,000,000 shares of common stock at a price of $0.001 each, or a total of $2,000, and issue to him an additional 1,500,000 shares subject to a certain product development milestone, (b) pay him a bonus based on the Company achieving certain revenue or other milestones, the bonus amount and such milestones both not specified or agreed upon, and (c) grant him a five-year option to purchase 5,000,000 shares at a price of $0.05.  On June 2, 2010, we terminated his employment, as a result of which his options terminated unexercised and his contingent stock award also terminated.  We attempted unsuccessfully to negotiate a separation agreement with him, and we are considering bringing legal action against him for breach of contract.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by each named executive officer at the end of our last completed fiscal year, i.e., December 31, 2010:

Outstanding Equity Awards at Fiscal Year-End

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date

Craig Sizer	5,000,000	(1)	0		0.05	12/31/13

Keith Houlihan	5,000,000	(1)	0		0.05	12/31/13

Jordan Serlin	0		0		N/A	N/A

Abhishek Shrivastava	0		0		N/A	N/A

Gary J. O’Hara	271,260	(2)	550,740	(2)	0.50	7/28/17

Steven L. Relis	0		450,000	(3)	0.50	8/28/17

(1)	Granted on April 2, 2009, and all options were immediately exercisable.

(2)	Granted on July 28, 2010, pursuant to the terms of his employment agreement; 271,260 options were immediately exercisable and 271,260 options vest on July 28, 2011 and 279,480 vest on July 28, 2012.
(3)	Granted on August 18, 2010, vesting 33% on each of the first and second anniversaries of the grant date, and 34% on the third anniversary thereof.

Other Employment Agreements

Gary J. O’Hara, Chief Technology Officer

On March 3, 2010, we entered into a consulting agreement with Mr. O’Hara to obtain his product development, technology and other advice for a term of five (5) years.  We agreed to issue to him 15,000 shares as compensation, and in addition we paid him $10,416 in cash for his services.

On July 28, 2010, we terminated the consulting agreement and entered into an employment agreement with Mr. O’Hara to serve as our Chief Technology Officer for a term of three (3) years, with successive one year renewal terms unless either party gives at least 30 days prior notice of non-renewal.  We agreed to pay him an annual base salary of $125,000.  He is entitled to an annual cash bonus of 1.5% of our annual gross revenues or up to $250,000 upon the achievement of mutually agreed milestones for the subject fiscal year, whichever is greater, up to a maximum annual bonus amount of $250,000 (prorated on a monthly basis for fiscal 2010).  In December 2010 we amended his agreement to provide that, at our option, we can pay 25% of his bonus in shares of our common stock, valued at the per share price of our most recent private placement, if any, made within six months of the bonus payment date and otherwise at the exercise price of the stock option granted to any named executive officer closest in time to such payment date.  The following is Mr. O’Hara’s 2010 milestone, which he achieved:  To create a prototype of our standalone scanning thermometer, including microprocessor, interface electronics, thermal heat sink design and display, using third party sensor technology and components (other than the plastic housing) which are different from those contained in our current models, in an interim design which would (a) allow collection of trial temperature readings on humans and animals and (b) be able to be configured for different sensor types (with different field-of-views).  In February 2011, the following 2011 milestones were agreed upon:  (1) Conduct clinical studies which validate, and then design and produce using a new manufacturer a working prototype of, our second generation (a) consumer models for human and pet dogs, and (b) professional models for humans and dogs; (2) launch our new consumer and professional models for humans and dogs; (3) develop one new professional veterinary thermometry technology; and (4) generate at least two patent applications for new designs or utilities.  We also granted to him a seven-year option to purchase 822,000 shares of our common stock at a price of $0.50 each, which price shall be reduced to any lower exercise price at which we may grant stock options to other corporate officers during his employment term, vesting as follows:  33%, or 271,260 shares, are immediately exercisable; an additional 33%, or 271,260 shares, are exercisable on the first anniversary of the grant date, provided he has achieved his employment agreement milestones for fiscal year 2010; and on the second anniversary thereof the balance of the options are exercisable, provided he has achieved such milestones for fiscal year 2011.

Incentive and Nonqualified Stock Option Plan

On July 26 2010, we adopted the 2010 Stock Option Plan pursuant to which our board of directors (or a committee thereof consisting of “non-employee” and “outside” directors) may grant incentive stock options (within the meaning of the Internal Revenue Code of 1986, as amended (“Code”)) to our employees, and nonqualified stock options to all others, for the purchase of our common stock. The Plan is intended to provide incentives to, and rewards for employees, consultants, officers and directors who are expected to contribute to our growth and success. The option prices are determined by the board or the stock option committee, but option prices for incentive stock options may not be less than 100% of the fair market value of the common stock on the date the option is granted (or 110% thereof for optionees who are 10% shareholders). An aggregate of 3,500,000 shares of common stock has been reserved for issuance under the Plan subject to appropriate adjustments for stock splits, dividends and other transactions or events as described in the Plan. All options may be exercised at such times and in such amounts as may be determined at the time of the granting of the options; provided, however, that no options may be exercised later than ten years after the date upon which they were granted.

Options may be exercised within 30 days, or such longer period as the stock option committee may determine, after retirement, resignation, or termination (other than for Cause) of the option holder's employment or service with us, but only to the extent that they had become exercisable at retirement, resignation or termination. Any unexercised options shall expire in the event of an option holder's retirement or dismissal or otherwise as described above. Under certain circumstances involving change of control of our company, the board of directors may accelerate the exercisability and termination of the option.

The board of directors may, at any time, amend, modify, suspend or terminate the Plan; provided, however, that no amendment, suspension or termination of the Plan may alter or impair any rights or obligations under any option already granted except with the consent of the holder of the option, and no action of the board or the stock option committee may increase the limit on the maximum number of shares which may be issued upon exercise of options, reduce the minimum option price requirements or extend the limit on the period during which options may be granted, without approval by our shareholders given within 12 months before or after such action by the board or the stock option committee.

An employee to whom an incentive stock option which qualifies under Section 422 of the Code is granted will not recognize income at the time of grant or exercise of the option. However, upon the exercise of an incentive stock option, any excess in the fair market price of the common stock over the option price constitutes a tax preference item which may have alternative minimum tax consequences for the employee. If the employee sells the shares more than one year after the date of transfer of the shares and more than two years after the date of grant of the incentive stock option, the employee generally will recognize a long-term capital gain or loss equal to the difference, if any, between the sales price of the shares and the option price. We will not be entitled to a federal income tax deduction in connection with the grant or exercise of any incentive stock option. If the employee does not hold the option shares for the required period, when the employee sells the shares the employee will recognize ordinary compensation income and possibly capital gain or loss (long-term or short-term depending on the holding period of the shares sold) in the amounts as are prescribed by the Code and the regulations thereunder, and we will generally be entitled to a federal income tax deduction in the amount of the ordinary compensation income recognized by the employee.

A person to whom a nonqualified stock option is granted will not recognize income at the time of the option grant. When such person exercises the nonqualified stock option, the person will recognize ordinary compensation income equal to the excess, if any, of the fair market value, as of the date of option exercise, of the shares the person receives upon exercise over the option price. The tax basis of these shares to such employee will be equal to the option price plus, if the person is an employee, the amount, if any, includible in the employee's gross income, and the employee's holding period for the shares will commence on the date on which the employee recognizes taxable income in respect of the shares. Gain or loss upon a subsequent sale of any shares received upon the exercise of a nonqualified stock option generally would be taxed as capital gain or loss (long-term or short-term, depending upon the holding period of the shares sold). Subject to the applicable provisions of the Code and regulations thereunder, we will generally be limited to a federal income tax deduction in respect of a nonqualified stock option in an amount equal to the ordinary compensation income recognized by the optionee. This deduction will, in general, be allowed for our taxable year in which the optionee recognizes the ordinary income.

As of December 31, 2009, there were no options outstanding under the Plan; as of December 31, 2010, and March 31, 2011, there were 1,272,000 options outstanding.

Termination of Employment, Change in Control or Change in Responsibilities of Named Executive Officers

At December 31, 2010, there were no compensatory plans or arrangements with any named executive officer (including payments to be received from us or any of our subsidiaries), which result or will result from the resignation, retirement or any other termination of employment of such named executive officer or from a change of control of us or any of our subsidiaries or any change in such named executive officer’s responsibilities following a change in control, except as follows:

Payments on Change in Control

Pursuant to our employment agreement with Keith Houlihan, all salary deferred by such person would be due and payable by us in the event of a change in control, defined generally as the acquisition of beneficial ownership of a majority of our voting securities or the sale of substantially all of our assets.  See “Employment and Consulting Agreements with Named Executive Officers” above.

Payments on Termination

Pursuant to our employment agreements with each of Jordan Serlin and Abhishek Shrivastava, if  employment is terminated without Cause (as defined) the terminated employee would be entitled to severance equal to the total compensation due him through either (i) the remaining term of his agreement or (ii) the next 24 month, assuming the employment term automatically renewed (if applicable), whichever is greater, payable over three months, and all shares and options subject to a vesting schedule would vest 100% as of the employment termination date, and we would provide at least 24-months of health benefits, subject to him agreeing to a general release and related terms in form and substance agreeable to us.  See “Employment and Consulting Agreements with Named Executive Officers” above for above information about the terms of our separation agreement with Jordan Serlin, who in May 2010 resigned as our COO because of his health.  Mr. Shrivastava’s employment terminated on June 2, 2010. We attempted unsuccessfully to negotiate a separation agreement with him and we are considering bringing legal action against him for breach of contract.

Director Compensation

Our directors do not receive any cash compensation for service on our board of directors or any committee, although we do reimburse directors for their reasonable out-of-pocket expenses associated with attending meetings, and no compensation was paid to any of our employee directors for services as a director during the year ended December 31, 2009.  We do not have any compensation policy governing the issuance of shares of our common stock to non-employee directors, and our directors are not prohibited from receiving restricted stock grants.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 31, 2011, with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act who is known to us to be the beneficial owner of more than five percent of our common stock under the current rules of the Securities and Exchange Commission regarding beneficial ownership:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)

Common Stock	Maria Perez Sizer c/o Sanomedics International Holdings, Inc. 80 SW 8th Street. Suite 2180 Miami, FL 33130	12,080,301 (2)	50.0%

Common Stock	SOGE Sanomedics LLC(3) 1750 Clint Moore Rd Suite 109 Boca Raton, FL 33487	1,369,670	10.0%

Common Stock	Abhishek Shrivastava 325 S. Biscayne Blvd. #4020 Miami, FL 33131	1,359,445(4)	10.0%

Common Stock	Robert E. Crawford, Jr. 61 Crestwood Drive St. Louis, MO 63105	1,200,000(5)	8.8%

(1)
Applicable percentage ownership is based on 13,635,939 shares of our common stock, without taking into account our preferred stock (which is not convertible into common stock), outstanding as of March 31, 2011, as provided by our Transfer Agent, which systematically makes such calculations to three decimal points, and we rounded up or down. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities.

(2)
Includes the following:  (a) 1,177,949 shares owned by CLSS Holdings LLC (“CLSS”), a limited liability company of which her husband Craig Sizer, our Chief Executive Officer and a principal shareholder, is the sole member, and Mr. Sizer has sole voting and investment power with respect to the CLSS and his own shares; (b) 450,000 shares issuable at $.50 per share to Mr. Sizer in the event he elects to convert our $225,000 note for the amount of his deferred salary due and payable at June 30, 2010; (c) 3,971,724 shares issuable to CLSS in the event it elects to convert, at $.25 per share, the aggregate $992,931.05 principal amount of the notes we issued to it for cash advances we received; (d) 1,096,000 shares issuable to CLSS in the event it elects to convert, at $.50 per share, an aggregate $548,000.00 principal amount of the notes we issued to it for cash advances we received; and (e) 5,000,000 shares issuable pursuant to the immediately exercisable stock option we granted to Mr. Sizer on April 2, 2009, which is exercisable at $0.05 per share until December 31, 2013.

(3)	Sean Heyniger is the managing member and has sole voting and investment power with respect to these shares.
(4)	Includes 859,445 shares owned by TopAhead Inc.
(5)	Includes 50,000 shares owned by REC Music Foundation.

The following table sets forth certain information as of March 31, 2011, with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act who is known to us to be the beneficial owner of more than five percent of our preferred stock under the current rules of the Securities and Exchange Commission regarding beneficial ownership:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)

Preferred Stock	Maria Perez Sizer c/o Sanomedics International Holdings, Inc. 80 SW 8th Street. Suite 2180 Miami, FL 33130	750(2)	75%

(1)
Applicable percentage ownership is based on 1,000 shares of our preferred stock (which is not convertible into common stock), outstanding as of March 31, 2011. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities.

(2)	Includes 250 shares of preferred stock owned by her husband Craig Sizer, our Chief Executive Officer and a principal shareholder, as to which Mr. Sizer has sole voting and investment power.

The following table sets forth certain information as of March 31, 2011 as to each class of our equity securities beneficially owned by (i) each of our directors and named executive officers and (ii) our directors and executive officers as a group.  Except as otherwise indicated, we have been advised that each of the persons listed below has sole voting and investment power over their listed shares:

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class (2)

Common Stock	Craig Sizer	12,080,301	(3)	50.0%

Common Stock	Keith Houlihan	6,864,488	(4)	35.9

Common Stock	Gary J. O’Hara	286,260	(5)	2.8

Common Stock	Steven L. Relis 1776 N. Pine Island Road Plantation, FL 33322	100,000	(6)	(7)

Common Stock	Named Executive Officers and Directors as a Group (4 persons)	19,331,049		58.6%

Preferred Stock	Craig Sizer	750	(8)	75

Preferred Stock	Keith Houlihan	250		25

Preferred Stock	Gary J. O’Hara	0		0

Preferred Stock	Steven L. Relis 1776 N. Pine Island Road Plantation, FL 33322	0		0

Preferred Stock	Named Executive Officers and Directors as a Group (4 persons)	1,000		100%

(1)
Each person named is an executive officer and a director, except that Mr. Relis is not a director.  Except as otherwise indicated, the address of each beneficial owner is c/o Sanomedics International Holdings, Inc., 80 SW 8 th  Street, Suite 2180, Miami, Florida 33130.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities.  Applicable percentage ownership is based on 13,635,939 shares of our common stock and 1,000 shares of our preferred stock (which is not convertible into common stock), outstanding as of March 31, 2011.

(3)
Includes the following:  (a) 1,177,949 shares owned by CLSS Holdings LLC, a limited liability company of which he is the sole member (“CLSS”); (b) 384,628 shares owned by his wife Maria Perez Sizer, as to which she has sole voting and investment power; (c) 450,000 shares issuable at $.50 per share to Mr. Sizer in the event he elects to convert our $225,000 note for the amount of his deferred salary due and payable at June 30, 2010; (d) 3,971,724 shares issuable to CLSS in the event it elects to convert, at $.25 per share, an aggregate $992,931.05 principal amount of the notes we issued to it for cash advances we received; (e) 1,096,000 shares issuable to CLSS in the event it elects to convert, at $.50 per share, an aggregate $548,000.00 principal amount of the notes we issued to it for cash advances we received; and (f) 5,000,000 shares issuable pursuant to the immediately exercisable stock option we granted to him on April 2, 2009, which is exercisable at $0.05 per share until December 31, 2013.

(4)
Includes the following:  (a) 289,345 shares owned by Meridian Solutions Group, Inc., a company he owns; (b) 95,155 shares owned by his live-in partner Ingrid Martin through a limited liability company of which she is the sole member, as to which Ms. Martin has sole voting and investment power; (c) 479,988 shares issuable to Mr. Houlihan at $.50 per share in the event he elects to convert our $239,994 note for the amount of his deferred salary due and payable at June 30, 2010; and (d) 5,000,000 shares issuable pursuant to the immediately exercisable option we granted to him on April 2, 2009, which is exercisable at $0.05 per share until December 31, 2013.

(5)
On July 28, 2010, we issued to Mr. O’Hara an option to purchase 822,000 shares at a price of $0.50 per share until July 27, 2017, and options to purchase 271,260 shares are immediately exercisable and included in the table; the earliest the other options can be exercised is on July 28, 2011.

(6)
Represents 100,000 shares issuable pursuant to the immediately exercisable stock option we granted to Koutoulas & Relis LLC (an accounting firm in which Mr. Relis is a member) on November 17, 2009, exercisable at $1.50 per share until December 31, 2014.  On August 18, 2010 we issued to Mr. Relis an option to purchase 450,000 shares at a price of $0.50 per share until August 18, 2017, all of which shares are excluded from the table because no options are exercisable before August 18, 2011.

(7)	Less than .1%.
(8)	Includes 500 shares owned by his wife Maria Perez Sizer, as to which shares Mrs. Sizer has sole voting and investment power.

Changes in control

There are no arrangements, including any pledge by any person of our securities, known to us the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transaction with related persons

Described below are certain transactions and currently proposed transactions, from January 1, 2009, the commencement date of our last two fiscal years, between us and our named executive officers, our directors and the beneficial owners of 5% or more of our common stock, and certain persons affiliated with or related to these persons, including immediate family members, in which they had or will have a direct or indirect material interest in an amount that exceeds $14,818 (being the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last three completed fiscal years), other than stock issuances, option grants and other compensation arrangements that are described under Item 6, Executive Compensation.

Acquisition:

On April 17, 2009, pursuant to a Common Stock Purchase Agreement among us, Belmont Partners, LLC (“Belmont”), which then was our principal shareholder, and Sano-Nevada, among others, Belmont sold to Sano-Nevada 102,200 shares of our common stock, representing 50.001% of the number of our common shares issued and outstanding (the “Sano-Nevada Shares”), for a price of $158,000 in cash (the “Purchase Price”).  In addition, (a) Sano-Nevada agreed to become our wholly-owned subsidiary through an exchange of shares described below (the “Acquisition”) no later than 20 days from the closing of such Agreement, and (b) in consideration of the benefits provided to us pursuant to such Agreement, we agreed to issue to Belmont 250,000 shares of our common stock (the “Belmont Shares”) representing 2.5% of our issued and outstanding common stock after giving effect to the closing of our contemplated Acquisition (our shareholders authorized the issuance of the Belmont Shares), and any related reverse split of our common stock. Sano-Nevada’s payment obligations were guaranteed by Keith Houlihan (“Houlihan”), a co-founder and the President of Sano-Nevada.  The Purchase Price was paid as follows:  On March 24, 2009, Sano-Nevada paid $50,000 to Belmont; and Sano-Nevada paid Belmont the $108,000 balance in installments, the last of which was paid on August 20, 2009, more than 90 days after the expected closing of our Acquisition, thereby incurring an additional $7,150 in late fees, which Sano-Nevada also paid to Belmont.

Pursuant to an April 2, 2009, Acquisition Agreement and Plan of Share Exchange (the “Acquisition Agreement”) among us, Sano-Nevada, Houlihan, Craig Sizer (“Sizer”) and Maria Perez (Ms. Perez married Craig Sizer in 2009, and, accordingly,  hereafter she is referred to as “Mrs. Sizer”) (Houlihan, Sizer and Mrs. Sizer, collectively, the “Sano-Nevada Owners”), on July 1, 2009, we acquired Sano-Nevada by issuing to the Sano-Nevada Owners an aggregate of 9,542,000 shares of our common stock and 1,000 shares of our Series A preferred stock, as follows:  Houlihan: 2,385,500 common shares and 250 preferred shares; Sizer: 2,385,500 common shares and 250 preferred shares; and Mrs. Sizer: 4,771,000 common shares and 500 preferred shares.  On July 1, 2009, we also issued to Belmont, pursuant to the March 19, 2009, Stock Purchase Agreement described above, 250,000 shares of our common stock (representing the Belmont Shares).   See Item 4, Security Ownership of Certain Beneficial Owners and Management, Item 5, Directors and Executive Officers, and Item 13, Financial Statements and Supplementary Data - Notes 3 and 7 to the financial statements.

Borrowings

During 2009, 2010 and 2011 we obtained our liquidity principally from approximately $1.6 million  of cash advances we received from time to time, as needed, from an affiliate of Craig Sizer, our Chairman and CEO and one of our principal shareholders, as follows:  As of September 8, 2009, we had received aggregate advances from CLSS Holdings, LLC (“CLSS”) in the principal amount of $407,151.26; as of December 7, 2009, April 6, 2010, June 30, 2010, September 30, 2010 and March 10, 2011, we had received additional CLSS advances in the aggregate principal amounts of $117,163.79, $245,116.00, $223,500, $181,000 and $367,000, respectively.  Each loan is (a) evidenced by a promissory note which bears 9% annual interest (20% [15% in the March 2011 note] upon the occurrence, and during the continuance, of an event of default), convertible into our common stock at a fixed price of $.25 or $.50 (for the September 2010 and the March 2011 notes) per share (the 2009 notes and the April and June 2010 notes were originally convertible at a fixed conversion price equal to the lower of a 45% discount to the average closing bid price over the three trading days preceding the conversion request, or $.25 but, by virtue of a note amendment dated December 20, 2010, are convertible now at a fixed price of $.25 per share) and not prepayable by us, and (b) subject to a security agreement under which all of our assets secure our loan repayment obligation.  The 2009 notes and the April and June 2010 notes, as amended on March 10, 2011, are due and payable on August 1, 2011 (extended from March 7, or April 6, 2011); and the September 2010 and the 2011 notes are due and payable after one year.

Compensation, Etc

In January 2010, we entered into a distribution agreement with Watermark Medical LLC; Boca Raton, Florida to distribute our current and future products to the physicians and hospitals markets within the United States and, on a case-by-case basis, internationally, for a term of three years, automatically renewable for successive one-year terms subject to notice of non-renewal. In January 2010, in connection with this agreement, we sold to SOGE Sanomedics, LLC, an affiliate of the distributor, 1,369,870 shares, representing at that time approximately 10% of our outstanding common stock, for $13,698.70, or $0.01 per share, at a time when the fair value of our common stock was $0.50 per share; and accordingly, we recorded an expense of $671,000 to reflect the differential of $0.49 per share.  See Item 13, Financial Statements and Supplementary Data.

During 2009 and 2010, we paid accounting fees to the firm of Koutoulas & Relis LLC aggregating $3,000 and $35,550, respectively.  On November 17, 2009, we issued to Koutoulas & Relis LLC a stock option entitling it to purchase 100,000 shares of common stock at an exercise price of a $1.50 per share until November 16, 2014, in consideration of that firm’s agreement to reduce its standard billing rates.  Steven L. Relis, our Chief Financial Officer and Controller as of August 2010, is a member of that accounting firm.

On August 18, 2010, we issued to Mr. Relis an option to purchase 450,000 shares at a price of $0.50 per share until August 18, 2017, in consideration of his agreement to serve as our chief financial officer and controller.  These options are subject to vesting:  33% on each of the first and second anniversaries of the grant date, and 34% on the third anniversary thereof.

Promoters and certain control persons

We have no knowledge of any person who would be deemed a “promoter” of our company during the past five years within the meaning of Rule 405 under the Securities Act, except as follows.

On August 25, 2008, when we were still inactive, we issued to Belmont Partners, LLC (“Belmont”) 105,940 restricted shares of common stock, as a result of which Belmont and its managing member Joseph Meuse acquired control of the Company and may be deemed to have become “promoters” within the meaning of Rule 405.  These shares were issued for cash contributed and services rendered in effecting our reinstatement in Idaho, the state of our incorporation, by causing the filing of our delinquent annual reports, holding two shareholders meetings in Idaho and distributing to shareholders the relevant Information Statements and preparing and filing the related amendments to our articles of incorporation, and paying all associated franchise taxes, filing fees, interest and penalties, and transfer agent fees.  The stock issuance was approved by our shareholders on August 14, 2008.

On April 12, 2009, Belmont entered into Stock Purchase Agreement with Sano-Nevada, pursuant to which Sano-Nevada purchased from Belmont 102,200 shares of our common stock, or approximately 50.5% thereof, for approximately $165,150. Craig Sizer, Maria Perez Sizer and Keith Houlihan then were the shareholders of Sano-Nevada, and Mr. Houlihan, the President of Sano-Nevada, was elected the sole director and the President of the Company.  Messrs. Sizer and Houlihan, and Mrs. Sizer, each  may be deemed to have become a “promoter”.

On July 1, 2009, we closed the Sano-Nevada reverse merger.  In that transaction we issued shares of common stock to Craig Sizer, Maria Perez Sizer and Keith Houlihan, as follows:  Craig Sizer – 2,385,500 shares, Maria Perez Sizer – 4,771,000 shares; and Keith Houlihan – 2,385,500 shares.  After giving effect to the Sano-Nevada transaction, Craig Sizer, Maria Sizer and Keith Houlihan owned a substantial majority of our outstanding common stock, as well as 100% of our outstanding shares of preferred stock which confer on the holders thereof majority voting rights.

Messrs. Sizer and Houlihan have received other things of value and engaged in transactions with us in connection with their engagement as consultants and/or executive officers, as described or referenced above in this Registration Statement.

Director Independence

There are no members of our board of directors who would be considered an “independent” director under the definition of “independence” set forth in NASDAQ Rule 5605(a)(2).

Item 14. Principal Accountant Fees and Services

Gruber and Company, LLC's fees incurred are as follows for the periods indicated:

		2010	2009
(1)	Audit Fees	$6,000	$6,000
	Audit-Related Fees	-	-
	Tax Fees	-	-
	All Other Fees	-	-

(1)Audit fees include the annual audit and quarterly financial statement reviews and procedures required to be performed by the independent auditor to be able to form an opinion on our consolidated financial statements.   Audit fees also includes services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings.

PART IV

Item 15, Exibits, Financial Statement Schedules.

(a)	Financial Statements Filed

(b)	Exhibits:

Exhibit No.	Description of Exhibit

2.1	Common Stock Purchase Agreement dated March 19, 2009 by and among Sanomedics International Holdings, Inc., Belmont Partners, LLC, Niagara Mining & Development Co., Inc. and Escrow, LLC(1)

2.2
Acquisition Agreement and Plan of Share Exchange effective as of April 2, 2009 by and among Niagara Mining & Development Co., Inc. & Development Company, Sanomedics International Holdings, Inc., Craig Sizer, Maria Perez Sizer and Keith Houlihan(1)

3.1	Certificate of Incorporation, filed April 7, 2009(2)

3.2	Certificate of Amendment to Certificate of Incorporation, filed April 7, 2009(2)

3.3	Bylaws(1)

10.1	$407,151.26 Secured Convertible Promissory Note dated September 8, 2009 to CLSS Holdings, LLC(1)

10.2	Security Agreement with CLSS Holdings LLC dated September 8, 2009(1)

10.3	$225,000.00 Secured Convertible Promissory Note dated June 30, 2010 to Craig Sizer(2)

10.4	Amended and Restated Employment Agreement with Keith Houlihan, dated August 18, 2010(1)

10.5	Employment Agreement with Gary J. O’Hara, dated July 28, 2010(1)

10.6	Employment Agreement with Craig Sizer, dated August 18, 2010(1)

10.7	Option Agreement with Craig Sizer, dated April 2, 2009(1)

10.8	2010 Stock Option Plan(1)

10.9	Warrant issued to ASG, LLC, dated December 7, 2009(1)

10.10	Amendment No. 1 to $407,151.26 Secured Convertible Promissory Note dated September 8, 2009 to CLSS Holdings, LLC(5)

10.11	Amendment No. 1 to $225,000.00 Secured Convertible Promissory Note dated June 30, 2010 to Craig Sizer(5)

10.12	$239,944 Secured Convertible Promissory Note dated June 30, 2010 to Keith Houlihan, as amended December 20, 2010(2)

10.13	Manufacturing Agreement with Rycom Electron Technology Limited (portions of the exhibit have been redacted pursuant to a request for confidential treatment)(3)

10.14	Amendment No. 1 dated December 17, 2010, to Amended and Restated Employment Agreement with Keith Houlihan(2)

10.15	Amendment No. 1 dated December 20, 2010, to Employment Agreement with Gary J. O’Hara(2)

10.16	Amendment No. 1 dated December 17, 2010, to Employment Agreement with Craig Sizer(2)

10.17	First Amendment to Commercial Lease(3)

10.18	Reseller Agreement with Scar-Guard Inc., dated June 1, 2010 (portions of the exhibit have been redacted pursuant to a request for confidential treatment)(3)

10.19	$367,000 Secured Convertible Promissory Note dated March 10, 2011 to CLSS Holdings LLC(4)

10.20	Security Agreement with CLSS Holdings LLC dated March 10, 2011(4)

10.21	Note Extension Agreement with CLSS Holdings LLC dated March 10, 2011(4)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

99.1	510(k) assignment from Rycom Electron Technology Limited(2)

99.2	510(k) assignment from JXB Co., Ltd(2)

__________
(1) Incorporated by reference from Form 10 filed on October 29, 2010.
(2) Incorporated by reference from Amendment No. 1 filed on January 13, 2011.
(3) Incorporated by reference from Amendment No. 2 filed on February 23, 2011.
(4) Incorporated by reference from Amendment No. 3 filed on March 21, 2011.
(5) Incorporated by reference from Amendment No. 4 filed on April 11, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.

By:	/s/ Craig Sizer
Craig Sizer
Chief Executive Officer
Date: April 14, 2011

By:	/s/ Steven L. Relis
Steven L. Relis
Chief Financial Officer and Controller
Date: April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Craig Sizer
Craig Sizer
Director and Principal Executive Officer

Date: April 14, 2011

By: /s/ Keith Houlihan
Keith Houlihan
Director and Principal Executive Officer

Date: April 14, 2011

By: /s/ Steven L. Relis
Steven L. Relis
Principal Financial and Accounting Officer

Date: April 14, 2011