Form 10-Q
period 2011-03-31
Sanomedics International Holdings, Inc
filed 2011-05-16
CIK 1501972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-54167

Sanomedics International Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-3320809
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

80 SW 8th Street, Suite 2180, Miami, Florida	33180
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 433-7814

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                       No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                       No   ☒

Class	Outstanding at May 14, 2011
Common Stock, $0.001 par value per share	13,636,939 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Sanomedics International Holdings, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets

Current Assets
Cash in bank	$7,437	$2,837
Accounts receivable	6,675	7,371
Inventory	180,328	193,153
Other current assets	-	-
Total Current Assets	194,440	203,361

Fixed assets, net	25,372	24,201

Other assets, Net	47,046	48,824

Total Assets	$266,858	$276,386

Liabilities and Stockholders'

Current Liabilities
Accrued salaries payable	731,381	635,131
Accounts payable and other liabilities	54,094	18,090
Accrued interest payable	142,062	107,411
Short term portion of notes payable - related party	2,091,651	1,925,629
Total Current Liabilities	3,019,188	2,686,261

Notes payable - related party	-	-

Stockholders’ Deficit
Preferred stock, $0.001 par value: 1,000 shares authorized,
issued and outstanding.	1	1
Common stock, $0.001 par value: 250,000,000 shares authorized,
13,635,939 issued and outstanding as of March 31, 2011 and December 31, 2010.	13,636	13,636
Additional paid in capital	1,426,764	1,426,764
Stock subscription receivable	(20,000)	(20,000)
Accumulated deficit	(4,172,730)	(3,830,276)
Total Stockholders’ Deficit	(2,752,330)	(2,409,875)

Total Liabilities and Stockholders' Deficit	$266,858	$276,386

See accompanying notes to financial statements

Sanomedics International Holdings, Inc.
Consolidated Statements of Operations
Unaudited

	For the Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Revenues, net	$21,940	$11,140

Cost of goods sold	14,899	16,789

Gross profit (loss)	7,041	(5,649)

Operating expenses
General and administrative	243,387	882,397
Research and development	68,170	60,188
Depreciation and Amortization	3,287	114
Total operating expenses	314,844	942,699

Loss from operations	(307,804)	(948,348)

Other expense
Interest expense	(34,651)	(11,635)
Total other expense	(34,651)	(11,635)

Net loss before provision (benefit) for income taxes	(342,454)	(959,983)
Provision(benefit) for income taxes	-	-
Net loss	$(342,454)	$(959,983)

Net loss per share - basic and diluted	$(0.03)	$(0.07)

Weighted average number of shares outstanding during the period - basic and diluted	13,635,939	12,921,985

See accompanying notes to financial statements

Sanomedics International Holdings, Inc.
Consolidated Statements of Cash Flows
Unaudited

	For the Three Months Ended December 31,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(342,454)	$(959,983)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,287	114
Stock based compensation	-	734,750
Changes in operating assets and liabilities
Accounts receivable	696	7,243
Inventory	12,825	(5,803)
Other current assets	-	(1,978)
Accrued salaries payable	96,250	77,500
Accrued interest payable	34,651	11,635
Accounts payable and other liabilities	36,003	1,857
Net Cash Used In Operating Activities	(158,743)	(134,665)

CASH FLOWS USED FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,730)	-
Purchase of intangible assets	(949)	(15,740)
Net Cash Used In Investing Activities	(2,679)	(15,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable - related party	166,022	148,500
Proceeds from sale of common stock	-	13,699

Net Cash Provided By Financing Activities	166,022	162,199

Net increase in cash	4,600	11,795

Cash - beginning of period	2,837	779

Cash - end of period	$7,437	$12,574

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

See accompanying notes to financial statements

Sanomedics International Holdings, Inc.
Notes to Financial Statements
March 31, 2011
(Unaudited)
Note 1 Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended December 31, 2010.  The interim results for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results for the full fiscal year.

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

Since its inception , the Company has obtained its liquidity principally from approximately $1.6 million principal amount of cash advances from an affiliate of Craig Sizer, the Chairman and CEO and one of the Company's principal shareholders.  The Company has executed promissory notes totaling approximately $1.5 million as of March 31, 2011, with CLSS Holdings, LLC (“CLSS”).  (See Note 3) .

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

Product Sales —  Revenue from sales of the Company’s products is recorded when title and risk of loss have passed to the buyer and provided the criteria for revenue recognition are met. The Company sells its products to individual consumers and resellers upon receipt of a written order. The Company has a limited return policy for defective items that requires thecustomer to give the Company notice within 30 days after receipt of the product; however, such risk is passed to the manufacturer and therefore the Company recognizes revenue at the time of delivery without providing any reserve. For sales made by certain large accounts with a right to return unsold items, the Company provides for a reserve for the estimated amount of unsold items.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents. The Company maintains its cash in well-known banks selected based upon management's assessment of the banks’ financial stability. Balances may periodically exceed the $250,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits. The Company extends credit based on an evaluation of the customer's financial condition, without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

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

Reserves for Warranty

The Company records a reserve at the time product revenue is recorded based on historical rates.  The reserve is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line. The warranty reserve was approximately $1,000 at March 31, 2011 and December 31, 2010.

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

We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. We amortize capitalized patent costs for internally generated patents on a straight-line basis over five to  ten years, which represents the estimated useful lives of the patents. The estimated useful life for internally generated patents is based on our assessment of such factors as the length of license agreements, if any, for such patents and the expected product life of the product. We assess the potential impairment to all capitalized net patent costs when events or changes in circumstances indicate that the carrying amount of our patents  may not be recoverable. As of March 31, 2011 and December 31, 2010, patents totaled $47,046 and $48,824, respectively, net of accumulated amortization of $2,727 and $0, respectively.

 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, Earning per Share, formerly Statement of Accounting Standards SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) before and after discontinued operations, by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per share excludes all dilutive potential shares as their effect is anti-dilutive. For the three months ended March 31, 2011 and 2010, outstanding stock options, warrants, and shares issuable upon conversion of convertible notes were anti-dilutive because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share. Potentially dilutive shares of 17.6 million and 13.7 million, respectively, have been excluded from the denominator in the computation of diluted EPS for three months ended March 31, 2011 and 2010, respectively, because they are anti-dilutive.

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

 NOTE 3 – NOTES PAYABLE -RELATED PARTY

Notes payable consists of the following:	March 31, 2011	December 31, 2010
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 8, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2011	$407,151	$407,151
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated December 7, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2011	117,164	117,164
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated April 6, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2011	245,116	245,116
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated June 30, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2011	223,500	223,500
Convertible Promissory Note - Craig Sizer dated June 30, 2010, Note accrues interest at 7.5% per annum due and payable on August 1, 2011	225,000	225,000
Convertible Promissory Note - Keith Houlihan dated June 30, 2010, Note accrues interest at 7.5% per annum due and payable on August 1, 2011	239,994	239,994
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on October 1, 2011	181,000	181,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on March 11, 2012	367,000	–
Total Notes	2,005,925	1,638,925
Other advances from CLSS Holdings, Inc, LLC, not evidenced by a promissory Note	85,726	286,704
	2,091,651	$1,925,629
Less: Current portion	2,091,651	1,925,629
	$–	$–

The secured convertible promissory notes above are secured by substantially all the assets of the Company and are convertible, at the holder's option, into common shares of the Company at a fixed conversion price ranging from  $0.25 to $0.50 per share.   CLSS Holdings, LLC is wholly owned by the Company's CEO who also is a principal shareholder of the Company.

On June 30, 2010, the Company evidenced its obligations to pay accrued salaries to its Chief Executive Officer and its President in the amount of $225,000 and $239,994, respectively, by issuing promissory notes.  The notes are due on August 1, 2011 bearing an interest rate of 7.5% per annum. At the executives’ option, the notes can be converted into common shares at a fixed conversion price $0.50 per share.

As of March 31, 2010 and December 31, 2010, interest accrued on the notes amounted to $142,062 and $107,411, respectively.

The above notes, with the exception of the March 11, 2011 note,  were amended on December 20, 2010 to remove the variable component of the notes which allowed for the conversion of the above notes into common shares of the Company at the lesser of $0.25 or a 45% discount to the average closing bid price of its common stock for the three trading days prior to the conversion. There was no beneficial conversion feature associated with these notes as the variable and fixed conversion price of these notes were in excess of the fair market value of the Company's common stock.

On March 10, 2011, the Company and an affiliate of Craig Sizer agreed to extend the maturity dates of the Secured Promissory Notes dated September 8, 2009, December 7, 2009, April 6, 2010 and June 30, 2010 to August 1, 2011.

Maturities of notes payable for the years subsequent to December 31, 2010 are as follows:

Year	Amount
2011	1,638,925
2012	367,000
Thereafter	–
$2,005,925

NOTE 4 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

The Company has employment agreements with three executive officers: the President, the Chief Executive Officer and the Chief Technology Officer.  The President and Chief Executive Officer have deferred their salary and all three have deferred their bonuses until such time as the Company receives financing and or there is a change of control. As of March 31, 2011, the Company has deferred approximately $429,000 in salaries and $302,000 in bonuses under these agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended March 31, 2010 and 2011, our thermometer for pet dogs accounted for 55.4% and 20.2%, respectively, of all thermometer unit sales and 56.9% and 31.8%, respectively, of our gross revenues of $11,140 and $21,940, respectively.  For the three months ended March 31, 2010 and 2011, our thermometer for children accounted for 38.7% and 78.4%, respectively, of all thermometer unit sales and 34.8% and 62.9%, respectively, of our gross revenues of $11,140 and $21,940, respectively.  For the three months ended March 31, 2011, test-marketing of our “professional” model accounted for 1.4% of unit sales and 5.9% of gross revenues.   We market our products principally on the Internet on Amazon.com and in the online catalogs of Frontgate.com (ThermoPet model only), and Hammacher.com (ThermoPet model only), Amazon and Hammacher.com accounted for 33.3% and  23.6% of our total sales for the three months ended March 31, 2011.  We have agreements with a distributor, commissioned independent sales representatives, and resellers.

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

Product Sales —  Revenue from sales of the Company’s products is recorded when title and risk of loss have passed to the buyer and provided the criteria for revenue recognition are met. The Company sells its products to individual consumers and resellers upon receipt of a written order. The Company has a limited return policy for defective items that requires that the customer give the Company notice within 30 days after receipt of the product; however, such risk is passed to the manufacturer and therefore, the Company recognizes revenue at the time of delivery without providing any reserve. For sales made by certain large accounts with a right to return unsold items, the Company provides for a reserve for the estimated amount of unsold items.
Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of finished goods of non-invasive medical devices. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items, as follows:

•
Consumer demand – our products have only recently come to market, with the first sale in September 2009, Marketing efforts have been limited during 2010 due to our limited financial resources and the expected redesign of our product line in 2011 via our second generation models.  We do not want to deplete our inventory of current products too quickly in order to avoid an out-of-stock condition before our new line is ready.  We anticipate that we will reduce our retail price to sell the remaining inventory in bulk sometime prior to the expected release of our new line in 2011.  We anticipate that the discounted price will be well above our cost.

•
Current inventory levels – we have approximately 11,750 units remaining as of March 31, 2011. We sold 833 units January 1, 2011 to March 31, 2011, which is a fairly consistent sales rate over the preceding quarter.  At this rate, we have approximately 48 months of inventory on hand.  However, as noted above, it is our intent is to sell the remainder at a discount, but above cost, prior to our new product line becoming available.

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company's evaluation was performed for the tax years ended December 31, 2010 for U.S. Federal Income Tax, for the State of Florida Corporate Income Tax, the years which remain subject to examination by major tax jurisdictions as of December 31, 2010.

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Three Months Ended March 31,
	2011		2010
Net sales revenue	100.0%		100.0%

Costs and expenses:
Cost of goods sold	67.9		150.7
Research and development	310.7		540.3
Selling, general and administrative	1,109.4		7,921.0
Depreciation and Amortization	15.0		1.0
	1,503.0		8,613.0

Loss from operations	(1,403.0)		(8,513.0)

Other income (expense):
Interest expense	(157.9)		(104.4)

Loss before provision for income taxes	(1,560.9)		(8,617.4)
Provision for income taxes	—		—

Net loss	(1,560.9	) %	(8,617.4	) %

Results of Operations

Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2010

Revenues:  Revenues for the three months ended March  31, 2011 were approximately $22,000 as compared to approximately $11,000 for the three months ended March 31, 2010.  The increase was attributable to increase product awareness with online retailers.

Cost of Revenues: Cost of revenues, which consist of product, shipping and other costs, totaled approximately $15,000 for the three months ended March 31, 2011 as compared to $17,000 of such costs during the same period in 2010.   The decrease is primarily a result of a decrease in costs of shipping and customs offset by higher sales volumes which increased costs of revenues.

Gross Profit: Gross profit was approximately $7,000 for the three months ended as compared to a gross loss of approximately $6,000 during the same period in 2010, due primarily to the reasons stated above. The loss in the prior year was a result of costs relating to shipping the Company's products to the US from its manufacturer in China.

Operating Expenses: Operating expenses consist of general and administrative expenses, stock compensation, depreciation, research and development, and selling expenses. For the three months ended March 31, 2011, operating expenses totaled approximately $243,000 as compared to approximately $882,000 for the same period in 2010.  The approximate $639,000 decrease was primarily a result of the absence of additional stock compensation expense of approximately $735,000, offset by higher salary  accruals for key executives and increases in professional fees.

Net Loss: Net loss for the three months ended March 31, 2011 was approximately $342,000 compared to approximately $960,000 for the three months ended March 31, 2010 a decrease of approximately $618,000 primarily as a result of a decrease in operating expenses as described above.

Financial Condition

March 31, 2011 (unaudited) compared to December 31, 2010

Assets.  At March 31, 2011 as compared December 31, 2010 our total assets decreased by approximately $10,000 or 3.4%, to approximately $267,000. This was primarily attributable to an decrease of approximately $13,000 in inventory offset by a $4,000 increase in cash.

Liabilities.  At March 31, 2011, our total liabilities increased by approximately $333,000 or 12.4%, to approximately $3.0 million, attributable primarily to an increase of approximately $166,000 in borrowings from an affiliate of Craig Sizer, our Chairman and CEO and principal shareholder, increases of approximately $96,000 in accrued salaries and bonuses owed to our Management as of March 31, 2010 and an increase in accounts payable and other liabilities of approximately $36,000

Stockholders’ Deficit.  At March 31, 2011, our stockholders’ deficit increased by approximately $342,000 , or 14.2%, to approximately $2.8 million, primarily due to our net loss of approximately $342,000.

Liquidity and Capital Resources

At March 31, 2011 our cash on hand was only $7,437.

During 2009, 2010 and 2011 we obtained our liquidity principally from approximately $1.6 million principal amount of cash advances from an affiliate of Craig Sizer, our Chairman and CEO and one of our principal shareholders.  The Company has executed promissory notes totaling approximately $1.5 million as of March 31, 2011, with CLSS Holdings, LLC (“CLSS”). Each note (a) bears 9% annual interest (20% upon the occurrence, and during the continuance, of an event of default), is convertible into our common stock at a fixed conversion price of $0.25 except for our September 30, 2010 and March 11, 2011 notes for $181,000 and $367,000, which are convertible at a fixed price of $.50 per share, and is not prepayable by us, and (b) is subject to a security agreement under which all of our assets secure our loan repayment obligation.  The notes made on or before September 30, 2010 originally were  due and payable between March 7, 2011 and October 1, 2011 and thus primarily classified as current as of March 31, 2011; however, by amendments made on March 10, 2011, the maturities (March 7, 2010 and April 6, 2010) of the 2009 notes and the April and June 2010 notes were extended to August 1, 2011, so our 2009 and 2010 CLSS notes now mature on August 1, 2011 (approximately $1,000,000) or October 1, 2011 (approximately $200,000).  On March 10, 2011, we also executed a one-year, $367,000 promissory note to evidence additional advances made by CLSS since October 1, 2010, and the related security agreement; the note and security agreement each has similar terms to those described above except that the note is convertible at a fixed price of $.50 per share and its default interest rate is 15% per year.

Although we intend to increase our revenue by engaging in more aggressive sales, marketing and advertising activity designed to increase awareness of our products, we still need substantial additional capital to finance our business activities on an ongoing basis, as our revenue is insufficient to fund our operations.

Mr. Sizer has advised us that, absent the Company completing a debt or equity financing, he intends, through his affiliate, to provide additional loans to us of up to an additional $800,000, which is sufficient cash for an additional 12 months of operations at our current burn rate of approximately $65,000 per month.  We have not yet taken any steps to initiate any debt or equity financing, so we are relying on Mr. Sizer for additional funding.  However, even though Mr. Sizer is our CEO and our controlling shareholder and has been funding us for approximately two years, his verbal statement of intent to have his affiliate provide additional funding to us is not a binding agreement and therefore it is not legally enforceable and cannot be relied upon.  In the absence of a cash infusion by Mr. Sizer’s affiliate, based on our current sales rate, our current cash on hand would be depleted by the end of May 2011 and our ability to conduct business would be materially adversely effected.

Even if we do receive additional financing through Mr. Sizer, we still will require  substantial additional funds to finance our business activities on an ongoing basis. Following the completion of the Securities and Exchange Commission’s review of our form 10 Registration Statement we intend to seek substantial additional funds to finance our business activities on an ongoing basis.   However, we do not have any commitments or arrangements with any person or entity to obtain any equity or debt financing, and there can be no assurance that the additional financing we require would be available on reasonable terms, if at all; and if available, any such financing likely would result in a material and substantial dilution of the equity interests of our current shareholders.  The unavailability of such additional financing could require us to delay, scale back or terminate our business activities, which would have a material adverse effect on our viability and prospects.  We also intend to seek to have our common stock listed on the OTC Bulletin Board, which we believe would make it easier for us to raise capital from institutional investors and others. However, we do not have any commitments or arrangements to obtain any additional equity capital, and there can be no assurance that the additional financing we require would be available on reasonable terms, if at all.  The unavailability of additional financing could require us to delay, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on our company and its viability and prospects.

Summary of Cash Flow for the three months ended March 31, 2011

Our cash flows for the year ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Net cash (used) by operating activities	$(158,743)	$(134,665)
Net cash (used) by investing activities	(2,679)	(15,740)
Net cash provided by financing activities	$166,022	$162,199

Operating Activities

Our total cash used by operating activities increased by approximately $24,000 or 17.8% to approximately $159,000 for the year ended December 31, 2010, compared to approximately $135,000 for the three months ended March 31, 2010. The increase is primarily due to the increased loss, excluding non-cash items.

Investing Activities

Our total cash used by investing activities decreased by approximately $13,000, to  approximately $3,000 for the three months ended March 31, 2011, compared to approximately $16,000 for the three months  March 31, 2010. The decrease is due to less capitalized intangible patent assets, put into service during the period as compared to the same period a year ago.

Financing Activities

Our total cash provided for financing activities increased by approximately $4,000, or 2.4%, to approximately $166,000 for the three months ended  March 31, 2011, compared to approximately $162,000 for the three months ended March 31, 2010. The increase is primarily due to an increase in funds borrowed from an affiliate of Craig Sizer, our Chairman and CEO and principal shareholder, offset by a decrease in proceeds of approximately $14,000 from the sale of our common stock to an affiliate of one of our distributors.

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

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including its liquidity.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include the conditions of the global credit and capital markets.

Further information on our risk factors is contained in our filings with the SEC, including our 2010 annual report on Form 10-K filed on April 14, 2011.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures.

Not applicable to smaller reporting companies.

Item 4T.	Controls and Procedures.

Disclosure Controls. We carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based on their evaluation, our management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

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

In May 2010 Registrant reached an agreement with each of the defendants who entered an appearance in this case. Registrant agreed to dismiss without prejudice (1) each of the answering defendants (with the exception of Greenwood Group, who was dismissed with prejudice), with each party bearing its own costs and attorneys' fees and, (2) foreign defendant Rycom Electron Technology, which was never served and did not enter an appearance.

Item 1A.                      Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
#	Exhibit Description	Form	Date	Number	Herewith

31.1	Certification of Principal Financial Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Sanomedics International Holdings Inc., 80 SW 8th Street, Suite 2180, Miami, Florida, 33180.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sanomedics International Holdings, Inc.

May 16, 2011	/s/ Craig Sizer
Craig Sizer
Chief Executive Officer (Principal Executive Officer)

May 16, 2011	/s/ Steven L. Relis
Steven L. Relis
Chief Financial Officer (Principal Financial Officer)