Form 10-Q
period 2011-06-30
Sanomedics International Holdings, Inc
filed 2011-08-16
CIK 1501972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                       No   ☒

Class	Outstanding at August 15, 2011
Common Stock, $0.001 par value per share	13,636,939 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Sanomedics International Holdings, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Current Assets
Cash in bank	$21,431	$2,837
Accounts receivable	2,537	7,371
Inventory	175,170	193,153
Other current assets	-	-
Total Current Assets	199,138	203,361

Fixed assets, net	23,934	24,201

Other assets	46,647	48,824

Total Assets	$269,719	$276,386

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accrued salaries payable	827,631	635,131
Accounts payable and other liabilities	80,593	18,090
Accrued interest payable	187,052	107,411
Short term portion of notes payable - related party	853,787	1,925,629
Total Current Liabilities	1,949,063	2,686,261

Notes payable - related party	1,458,925	-

Stockholders’ Deficit
Preferred stock, $0.001 par value: 1,000 shares authorized,
issued and outstanding.	1	1
Common stock, $0.001 par value: 250,000,000 shares authorized,
13,635,939 issued and outstanding as of June 30, 2011 and December 31, 2010.	13,636	13,636
Additional paid in capital	1,426,764	1,426,764
Stock subscription receivable	(20,000)	(20,000)
Accumulated deficit	(4,558,670)	(3,830,276)
Total Stockholders’ Deficit	(3,138,269)	(2,409,875)

Total Liabilities and Stockholders' Deficit	$269,719	$276,386

Sanomedics International Holdings, Inc.
Consolidated Statements of Operations
Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$10,225	$46,827	$32,165	$57,967

Cost of goods sold	9,582	35,900	24,482	52,689

Gross profit	643	10,927	7,683	5,278

Operating expenses
General and administrative	272,016	273,597	515,401	1,110,638
Research and development	67,709	50,802	135,879	110,990
Depreciation and Amortization	1,838	291	5,125	405
Total operating expenses	341,563	324,690	656,405	1,222,033

Loss from operations	(340,920)	(313,763)	(648,722)	(1,216,755)

Other expense
Interest expense	(45,021)	(16,902)	(79,672)	(28,538)
Total other expense	(45,021)	(16,902)	(79,672)	(28,538)

Net loss before provision (benefit) for income taxes	(385,941)	(330,665)	(728,394)	(1,245,293)
Provision(benefit) for income taxes	-	-	-	-
Net loss	$(385,941)	$(330,665)	$(728,394)	$(1,245,293)

Net loss per share - basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.09)

Weighted average number of shares outstanding during the period - basic and diluted	13,635,939	13,385,939	13,635,939	13,156,540

Sanomedics International Holdings, Inc
Consolidated Statements of Cash Flows
Unaudited

	For the Six Months Ended June 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(728,394)	$(1,245,293)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,998	405
Amortization	3,127	-
Stock based compensation	-	734,750
Changes in operating assets and liabilities
Accounts receivable	4,834	(10,430)
Inventory	17,983	(79,632)
Other current assets	-	2,653
Accrued salaries payable	192,500	143,334
Accrued interest payable	79,641	28,537
Accounts payable and other liabilities	62,502	12,358
Net Cash Used In Operating Activities	(365,809)	(413,318)

CASH FLOWS USED FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,730)	(7,045)
Purchase of intangible assets	(950)	(23,373)
Net Cash Used In Investing Activities	(2,680)	(30,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable - related party	387,083	455,439
Proceeds from sale of common stock	-	13,699
Net Cash Provided By Financing Activities	387,083	469,138

Net increase in cash	18,594	25,402

Cash - beginning of period	2,837	779

Cash - end of period	$21,431	$26,181

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

Non Cash Transactions
Conversion of accrued liabilities to Convertible debt	-	464,994

Sanomedics International Holdings, Inc.
Notes to Financial Statements
June 30, 2011
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended December 31, 2010.  The interim results for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results for the full fiscal year.

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

Since its inception , the Company has obtained its liquidity principally from approximately $1.8 million principal amount of cash advances from an affiliate of Craig Sizer, the Chairman and CEO and one of the Company's principal shareholders.  The Company has executed promissory notes totaling approximately $1.8 million as of June 30, 2011, with CLSS Holdings, LLC (“CLSS”).  (See Note 3) .

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

Product Sales —  Revenue from sales of the Company’s products is recorded when title and risk of loss have passed to the buyer and provided the criteria for revenue recognition are met. The Company sells its products to individual consumers and resellers upon receipt of a written order. The Company has a limited return policy for defective items that requires the customer to give the Company notice within 30 days after receipt of the product; however, such risk is passed to the manufacturer and therefore the Company recognizes revenue at the time of delivery without providing any reserve. For sales made by certain large accounts with a right to return unsold items, the Company provides for a reserve for the estimated amount of unsold items.

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

Reserves for Warranty

The Company records a reserve at the time product revenue is recorded based on historical rates.  The reserve is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line. The warranty reserve was approximately $1,000 at June 30, 2011 and December 31, 2010.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. We amortize capitalized patent costs for internally generated patents on a straight-line basis over five to  ten years, which represents the estimated useful lives of the patents. The estimated useful life for internally generated patents is based on our assessment of such factors as the length of license agreements, if any, for such patents and the expected product life of the product. We assess the potential impairment to all capitalized net patent costs when events or changes in circumstances indicate that the carrying amount of our patents  may not be recoverable. As of June 30, 2011 and December 31, 2010, patents totaled $46,647 and $48,824, respectively, net of accumulated amortization of $3,127 and $0, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, Earning per Share, formerly Statement of Accounting Standards SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) before and after discontinued operations, by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per share excludes all dilutive potential shares as their effect is anti-dilutive. For the three months ended March 31, 2011 and 2010, outstanding stock options, warrants, and shares issuable upon conversion of convertible notes were anti-dilutive because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share. Potentially dilutive shares of 18.1 million and 13.7 million, respectively, have been excluded from the denominator in the computation of diluted EPS for three and six months ended June 30, 2011 and 2010, respectively, because they are anti-dilutive.

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

NOTE 3 – NOTES PAYABLE -RELATED PARTY

Notes payable consists of the following:	June 30, 2011	December 31, 2010
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 8, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2012	$407,151	$407,151
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated December 7, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2012	117,164	117,164
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated April 6, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2012	245,116	245,116
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated June 30, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2012	223,500	223,500
Convertible Promissory Note - Craig Sizer dated June 30, 2010, Note accrues interest at 7.5% per annum due and payable on August 1, 2012	225,000	225,000
Convertible Promissory Note - Keith Houlihan dated June 30, 2010, Note accrues interest at 7.5% per annum due and payable on August 1, 2012	239,994	239,994
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on October 1, 2011	181,000	181,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 9% per annum, due and payable on March 11, 2012	367,000	–
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated June 30, 2011. Note accrues interest at 9% per annum, due and payable on June 30, 2012	220,000	–
Total Notes	2,225,925	1,638,925
Other advances from CLSS Holdings, Inc, LLC, not evidenced by a promissory Note	85,787	286,704
	2,311,712	$1,925,629
Less: Current portion	853,787	1,925,629
	$1,458,925	$–

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

As of June 30, 2011 and December 31, 2010, interest accrued on the notes amounted to $187,052 and $107,411, respectively.

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

On August 1, 2011, the Company and an affiliate of Craig Sizer agreed to further extend the maturity dates of the Secured Promissory Notes dated September 8, 2009, December 7, 2009, April 6, 2010 and June 30, 2010 to August 1, 2012.

Also on August 1, 2011, the Company, Craig Sizer and Keith Houlihan agreed to extend the maturity dates of the convertible Promissory Notes dated June 30, 2010 to August 1, 2012.

Maturities of notes payable for the years subsequent to December 31, 2010 are as follows:

Year	Amount
2011	1,638,925
2012	587,000
Thereafter	–
$2,225,925

NOTE 4 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

The Company has employment agreements with three executive officers: the President, the Chief Executive Officer and the Chief Technology Officer.  The President and Chief Executive Officer have deferred their salary and all three have deferred their bonuses until such time as the Company receives financing and or there is a change of control. As of June 30, 2011, the Company has deferred approximately $525,250 in salaries and $302,000 in bonuses under these agreements.

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

For the six months ended June 30, 2010 and 2011, our thermometer for pet dogs accounted for 84.3% and 27.1%, respectively, of all thermometer unit sales and 86.0% and 41.7%, respectively, of our gross revenues of $57,967 and $32,165, respectively.  For the six months ended June 30, 2010 and 2011, our thermometer for children accounted for 10.9% and 70.8%, respectively, of all thermometer unit sales and 34.8% and 53.3%, respectively, of our gross revenues of $57,967 and $32,165, respectively.  For the six months ended June 30, 2011, test-marketing of our “professional” model accounted for 2.1% of unit sales and 5.0% of gross revenues.   We market our products principally on the Internet on Amazon.com and in the online catalogs of Frontgate.com (ThermoPet model only), and Hammacher.com (ThermoPet model only), Amazon and Hammacher.com accounted for 40.9% and  25.0% of our total sales for the six months ended June 30, 2011.  We have agreements with a distributor, commissioned independent sales representatives, and resellers.

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

·
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

·
Current inventory levels – we have approximately 11,500 units remaining as of June 30, 2011. We sold 1,165 units January 1, 2011 to June 30, 2011, which is a fairly consistent sales rate over the preceding period.  At this rate, we have approximately 48 months of inventory on hand.  However, as noted above, it is our intent is to sell the remainder at a discount, but above cost, prior to our new product line becoming available.

·	Product life cycles – although we are redesigning our current line of products, we still consider them readily marketable consumer products.

Stock-Based Compensation

The Company applies the fair value method of ASC 718, Share Based Payment, formerly Statement of Financial Accounting Standards ("SFAS") No. 123R "Accounting for Stock Based Compensation", in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. As the Company does not have sufficient, reliable and readily determinable values relating to its common stock, the Company has used the stock value pursuant to its most recent private sale of stock for purposes of valuing stock based compensation. The Company believes that the market price of the Company's stock is not indicative of value as the stock is not widely held and trades infrequently.

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

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Three Months Ended June 30,
	2011	2010
Net sales revenue	100.0%	100.0%

Costs and expenses:
Cost of goods sold	93.7	76.7
Research and development	662.2	108.5
Selling, general and administrative	2,660.3	584.3
Depreciation and Amortization	18.0	0.6
	3,434.2	770.1

Loss from operations	(3334.2)	(770.1)

Other income (expense):
Interest expense	(440.3)	(36.1)

Loss before provision for income taxes	(3,774.5)	(706.1)
Provision for income taxes	—	—

Net loss	(3,774.5)%	(706.1)%

Results of Operations

Three Months Ended June 30, 2011 compared to the Three Months Ended June 30, 2010

Revenues:  Revenues for the three months ended June 30, 2011 were approximately $10,000 as compared to approximately $47,000 for the three months ended June 30, 2010.  The decrease was attributable to the gradual phasing out of the current product line.

Cost of Revenues: Cost of revenues, which consist of product, shipping and other costs, totaled approximately $9,600 for the three months ended June 30, 2011 as compared to approximately $24,500 of such costs during the same period in 2010.   The decrease is primarily a result of the decrease in sales volumes noted above.

Gross Profit: Gross profit was approximately $643 for the three months ended as compared to approximately 11,000 during the same period in 2010, due primarily to the reasons stated above.

Operating Expenses: Operating expenses consist of general and administrative expenses, stock compensation, depreciation, research and development, and selling expenses.  Operating expenses remained consistent from period to period and totaled approximately $272,000 for the three months ended June 30, 2011 as compared to approximately $274,000 for the same period in 2010.

Net Loss: Net loss for the three months ended June 30, 2011 was approximately $341,000 compared to approximately $314,000 for the three months ended June 30, 2010 an increase of approximately $27,000 primarily as a result of a decrease in gross profit due to declining sales volume.

Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2010

Revenues:  Revenues for the six months ended June 30, 2011 were approximately $32,000 as compared to approximately $58,000 for the six months ended June 30, 2010.  The decrease was attributable to the gradual phasing out of the current product line.

Cost of Revenues: Cost of revenues, which consist of product, shipping and other costs, totaled approximately $25,000 for the six months ended June 30, 2011 as compared to approximately $53,000 of such costs during the same period in 2010.   The decrease is primarily a result of the decrease in sales volumes noted above.

Gross Profit: Gross profit was approximately $7,700 for the six months ended as compared to approximately $5,300 during the same period in 2010, due primarily to the reasons stated above and due to the 2010 margins impacted by higher transportation and related costs incurred in bringing inventory to the US from China.

Operating Expenses: Operating expenses consist of general and administrative expenses, stock compensation, depreciation, research and development, and selling expenses.  Operating costs totaled approximately $656,000 for the six months ended June 30, 2011 as compared to approximately $1.2 million for the same period in 2010. The decrease was due to primarily to stock compensation expense of $734,750 recorded during 2010 with no corresponding expense in 2011.

Net Loss: Net loss for the six months ended June 30, 2011 was approximately $728,000 compared to approximately $1.2 million for the six months ended June 30, 2010 an increase of approximately $517,000 primarily as a result of a an increase in operating expenses as described above.

Financial Condition

June 30, 2011 (unaudited) compared to December 31, 2010

Assets.  At June 30,2011 as compared December 31, 2010 our total assets decreased by approximately $7,000 or 32.4%, to approximately $270,000. This was primarily attributable to an decrease of approximately $138,000 in inventory, a $5,000 decrease in accounts receivable, a $3,000 decrease in fixed and other asset. offset by a $418,000 increase in cash.

Liabilities.  At June 30, 2011, our total liabilities increased by approximately $7,223,,000 or 26.94%, to approximately $3.04 million, attributable primarily to an increase of approximately $387,000 in borrowings from an affiliate of Craig Sizer, our Chairman and CEO and principal shareholder, increases of approximately $193,000 in accrued salaries and bonuses owed to our Management as of June 30, 2011 and an increase in accounts payable and other liabilities of approximately $63,000

Stockholders’ Deficit.  At June 30, 2011, our stockholders’ deficit increased by approximately $728,000 , or 30.2%, to approximately $3.81 million, primarily due to our net loss of approximately $728,000.

Liquidity and Capital Resources

At June 30, 2011 our cash on hand was approximately $20,000.

During 2009, 2010 and 2011 we obtained our liquidity principally from approximately $1.8 million principal amount of cash advances from an affiliate of Craig Sizer, our Chairman and CEO and one of our principal shareholders.  The Company has executed promissory notes totaling approximately $1.8 million as of June 30, 2011, with CLSS Holdings, LLC (“CLSS”). Each note (a) bears 9% annual interest (20% upon the occurrence, and during the continuance, of an event of default), is convertible into our common stock at a fixed conversion prices ranging from $0.25 to $0.50, and is not prepayable by us, and (b) is subject to a security agreement under which all of our assets secure our loan repayment obligation.  The notes made on or before September 30, 2010 originally were  due and payable between March 7, 2011 and October 1, 2011; however, by amendments made on March 10, 2011, the maturities (March 7, 2010 and April 6, 2010) of the 2009 notes and the April and June 2010 notes were extended to August 1, 2011 and on August 1, 2011 by further amendment the maturities were extended to August 1, 2012.

Although we intend to increase our revenue by engaging in more aggressive sales, marketing and advertising activity designed to increase awareness of our products, we still need substantial additional capital to finance our business activities on an ongoing basis, as our revenue is insufficient to fund our operations.

Mr. Sizer has advised us that, absent the Company completing a debt or equity financing, he intends, through his affiliate, to provide additional loans to us of up to an additional $600,000, which is sufficient cash for an additional 9 months of operations at our current burn rate of approximately $65,000 per month.  We have not yet taken any steps to initiate any debt or equity financing, so we are relying on Mr. Sizer for additional funding.  However, even though Mr. Sizer is our CEO and our controlling shareholder and has been funding us for approximately two years, his verbal statement of intent to have his affiliate provide additional funding to us is not a binding agreement and therefore it is not legally enforceable and cannot be relied upon.  In the absence of a cash infusion by Mr. Sizer’s affiliate, based on our current sales rate, our current cash on hand would be depleted by the end of August 2011 and our ability to conduct business would be materially adversely effected.

Even if we do receive additional financing through Mr. Sizer, we still will require  substantial additional funds to finance our business activities on an ongoing basis. We are seeking substantial additional funds to finance our business activities on an ongoing basis.   However, we do not have any commitments or arrangements with any person or entity to obtain any equity or debt financing, and there can be no assurance that the additional financing we require would be available on reasonable terms, if at all; and if available, any such financing likely would result in a material and substantial dilution of the equity interests of our current shareholders.  The unavailability of such additional financing could require us to delay, scale back or terminate our business activities, which would have a material adverse effect on our viability and prospects.  We also intend to seek to have our common stock listed on the OTC Bulletin Board, which we believe would make it easier for us to raise capital from institutional investors and others. However, we do not have any commitments or arrangements to obtain any additional equity capital, and there can be no assurance that the additional financing we require would be available on reasonable terms, if at all.  The unavailability of additional financing could require us to delay, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on our company and its viability and prospects.

Summary of Cash Flow for the six months ended June 30, 2011

Our cash flows for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011
	2011	2010
Net cash (used) by operating activities	$(365,808)	$(413,318)
Net cash (used) by investing activities	(2,680)	(30,418)
Net cash provided by financing activities	$387,083	$469,138

Operating Activities

Our total cash used by operating activities decreased by approximately $48,000 or 11.5% to approximately $366,000 for the six months ended, compared to approximately $413,000 for the six months ended June 30, 2010. The increase is due to various factors, but primarily due to a lower loss during the six months ended June 30, 2011 as compared to 2010

Investing Activities

Our total cash used by investing activities decreased by approximately $28,000, to  approximately $3,000 for the six months ended June 30, 2011, compared to approximately $30,000 for the six months  June 30, 2010. The decrease is due to less capitalized intangible patent assets, put into service during the period as compared to the same period a year ago.

Financing Activities

Our total cash provided for financing activities decreased by approximately $82,000, or 17.5%, to approximately $387,000 for the six months ended June 30, 2011, compared to approximately $469,000 for the six months June 30, 2010. The decrease is primarily due to a decrease in funds borrowed from an affiliate of Craig Sizer, our Chairman and CEO and principal shareholder and by a decrease in proceeds of approximately $14,000 from the sale of our common stock to an affiliate of one of our distributors.

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

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
#	Exhibit Description	Form	Date	Number	Herewith
10.23	Note Extension Agreement for note dated April 6, 2010 with CLSS Holdings LLC dated August 1, 2011				Filed
10.24	Note Extension Agreement for note dated December 7, 2009 with CLSS Holdings LLC dated August 1, 2011				Filed
10.25	Note Extension Agreement for note dated June 30, 2010 with CLSS Holdings LLC dated August 1, 2011				Filed
10.26	Note Extension Agreement for note dated September 8, 2009 with CLSS Holdings LLC dated August 1, 2011				Filed
10.27	Note Extension Agreement with Craig Sizer dated August 1, 2011				Filed
10.28	Note Extension Agreement with Keith Houlihan dated August 1, 2011				Filed
10.29	$220,000 Secured Convertible Promissory Note dated June 30, 2011 to CLSS Holdings LLC				Filed
31.1	Certification of Principal Financial Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished
EX-101.INS	XBRL INSTANCE DOCUMENT				Filed
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT				Filed
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				Filed
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				Filed
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE				Filed
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				Filed

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

Sanomedics International Holdings, Inc.

August 16, 2011	/s/ Craig Sizer
Craig Sizer
Chief Executive Officer (Principal Executive Officer)

August 16, 2011	/s/ Steven L. Relis
Steven L. Relis
Chief Financial Officer (Principal Financial Officer)