Form 10-Q
period 2011-09-30
Sanomedics International Holdings, Inc
filed 2011-11-14
CIK 1501972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                       No   ☒

Class	Outstanding at November 11, 2011
Common Stock, $0.001 par value per share	13,635,939 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Sanomedics International Holdings, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Current Assets
Cash in bank	$1,681	$2,837
Accounts receivable	3,379	7,371
Inventory	74,173	193,153
Other current assets	-	-
Total Current Assets	79,233	203,361

Fixed assets, net	22,423	24,201

Other assets	46,243	48,824

Total Assets	$147,899	$276,386

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accrued salaries payable	923,879	635,131
Accounts payable and other liabilities	134,149	18,090
Accrued interest payable	235,789	107,411
Short term portion of notes payable - related party	2,429,212	1,925,629
Total Current Liabilities	3,723,029	2,686,261

Notes payable - related party	-	-

Stockholders’ Deficit
Preferred stock, $0.001 par value: 1,000 shares authorized,
issued and outstanding.	1	1
Common stock, $0.001 par value: 250,000,000 shares authorized,
13,635,939 issued and outstanding as of September 30, 2011 and December 31, 2010.	13,636	13,636
Additional paid in capital	1,570,060	1,426,764
Stock subscription receivable	(20,000)	(20,000)
Accumulated deficit	(5,138,827)	(3,830,276)
Total Stockholders’ Deficit	(3,575,130)	(2,409,875)

Total Liabilities and Stockholders' Deficit	$147,899	$276,386

See accompanying notes to financial statements.

Sanomedics International Holdings, Inc.
Consolidated Statements of Operations
Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$20,595	$8,957	$52,760	$66,924

Cost of goods sold	104,060	3,896	128,541	56,585

Gross profit (loss)	(83,465)	5,061	(75,781)	10,339

Operating expenses
General and administrative	446,041	382,044	927,458	1,543,858
Research and development	33,985	44,781	169,864	108,509
Depreciation and Amortization	1,914	573	7,039	978
Total operating expenses	481,940	427,398	1,104,361	1,653,345

Loss from operations	(565,405)	(422,337)	(1,180,142)	(1,643,006)

Other expense
Interest expense	(48,737)	(31,315)	(128,409)	(59,852)
Total other expense	(48,737)	(31,315)	(128,409)	(59,852)

Net loss before provision (benefit) for income taxes	(614,142)	(453,652)	(1,308,551)	(1,702,858)
Provision(benefit) for income taxes	-	-	-	-
Net loss	$(614,142)	$(453,652)	$(1,308,551)	$(1,702,858)

Net loss per share - basic and diluted	$(0.05)	$(0.03)	$(0.10)	$(0.13)

Weighted average number of shares outstanding during the period - basic and diluted	13,635,939	13,385,939	13,635,939	13,234,131

See accompanying notes to financial statements.

Sanomedics International Holdings, Inc.
Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,308,551)	$(1,702,858)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,509	978
Amortization	3,530
Stock based compensation	143,296	827,352
Changes in operating assets and liabilities
Accounts receivable	3,992	724
Inventory	118,980	(79,659)
Other current assets	-	2,653
Accrued salaries payable	288,748	230,208
Accrued interest payable	128,378	59,852
Accounts payable and other liabilities	116,059	58,144
Net Cash Used In Operating Activities	(502,060)	(602,606)

CASH FLOWS USED FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,730)	(11,057)
Purchase of intangible assets	(949)	(23,373)
Net Cash Used In Investing Activities	(2,679)	(34,430)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable - related party	503,583	633,200
Proceeds from sale of common stock	-	13,699
Net Cash Provided By Financing Activities	503,583	646,899

Net increase in cash	(1,156)	9,863

Cash - beginning of period	2,837	779

Cash - end of period	$1,681	$10,642

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

Non Cash Transactions:
Conversion of accrued liabilities to Convertible debt	$-	$464,994

See accompanying notes to financial statements.

Sanomedics International Holdings, Inc.
Notes to Financial Statements
September 30, 2011
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

The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended December 31, 2010.  The interim results for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results for the full fiscal year.

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

Since its inception , the Company has obtained its liquidity principally from approximately $2.0 million principal amount of cash advances from an affiliate of Craig Sizer, the Chairman and CEO and one of the Company's principal shareholders.  The Company has executed promissory notes totaling approximately $1.8 million as of September 30, 2011, with CLSS Holdings, LLC (“CLSS”).  (See Note 3) .

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

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of finished goods of non-invasive thermometers.  Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated quarterly and are based on the Company’s business plan and from feedback from customers and the product development team; however, as the Company has a fairly limited operating history, estimates can vary significantly. As of September 30, 2011, the Company recorded a write down of its inventory totaling approximately $91,000 to reduce the inventory to the lower of cost or market.

Reserves for Warranty

The Company records a reserve at the time product revenue is recorded based on historical rates.  The reserve is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line. The warranty reserve was approximately $1,000 at September 30, 2011 and December 31, 2010.

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

In September 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN-48), Accounting for Uncertainty in Income Taxes--An interpretation of FASB Statement No. 109 and codified into ASC 740. FIN-48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement of Financial Accounting Standards No.109, Accounting for Income Taxes. This Interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN-48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN-48 and they had no impact on its financial position, results of operations, and cash flows.

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

We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. We amortize capitalized patent costs for internally generated patents on a straight-line basis over five to  ten years, which represents the estimated useful lives of the patents. The estimated useful life for internally generated patents is based on our assessment of such factors as the length of license agreements, if any, for such patents and the expected product life of the product. We assess the potential impairment to all capitalized net patent costs when events or changes in circumstances indicate that the carrying amount of our patents  may not be recoverable. As of September 30, 2011 and December 31, 2010, patents totaled $46,243 and $48,824, respectively, net of accumulated amortization of $3,530 and $0, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, Earning per Share, formerly Statement of Accounting Standards SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) before and after discontinued operations, by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per share excludes all dilutive potential shares as their effect is anti-dilutive. For the nine months ended September 30, 2011 and 2010, outstanding stock options, warrants, and shares issuable upon conversion of convertible notes were anti-dilutive because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share. Potentially dilutive shares of 17.2 million and 13.7 million, respectively, have been excluded from the denominator in the computation of diluted EPS for three and nine months ended September 30, 2011 and 2010, respectively, because they are anti-dilutive.

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

NOTE 3 – NOTES PAYABLE -RELATED PARTY

Notes payable consists of the following:	September 30, 2011	December 31, 2010
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 8, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2012	$407,151	$407,151
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated December 7, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2012	117,164	117,164
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated April 6, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2012	245,116	245,116
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2012	223,500	223,500
Convertible Promissory Note - Craig Sizer dated September 30, 2010, Note accrues interest at 7.5% per annum due and payable on August 1, 2012	225,000	225,000
Convertible Promissory Note - Keith Houlihan dated September 30, 2010, Note accrues interest at 7.5% per annum due and payable on August 1, 2012	239,994	239,994
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on October 1, 2012	181,000	181,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 9% per annum, due and payable on March 11, 2012	367,000	–
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2011. Note accrues interest at 9% per annum, due and payable on September 30, 2012	220,000	–
Total Notes	2,225,925	1,638,925
Other advances from CLSS Holdings, Inc, LLC, not evidenced by a promissory Note	203,287	286,704
	2,429,212	1,925,629
Less: Current portion	2,429,212	1,925,629
	$–	$–

The secured convertible promissory notes above are secured by substantially all the assets of the Company and are convertible, at the holder's option, into common shares of the Company at a fixed conversion price ranging from  $0.25 to $0.50 per share.   CLSS Holdings, LLC is wholly owned by the Company's CEO who also is a principal shareholder of the Company.

On September 30, 2010, the Company evidenced its obligations to pay accrued salaries to its Chief Executive Officer and its President in the amount of $225,000 and $239,994, respectively, by issuing promissory notes.  The notes are due on August 1, 2011 bearing an interest rate of 7.5% per annum. At the executives’ option, the notes can be converted into common shares at a fixed conversion price $0.50 per share.

As of September 30, 2011 and December 31, 2010, interest accrued on the notes amounted to $235,789 and $107,411, respectively.

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

On August 1, 2011, the Company and an affiliate of Craig Sizer agreed to further extend the maturity dates of the Secured Promissory Notes dated September 8, 2009, December 7, 2009, April 6, 2010 and September 30, 2010 to August 1, 2012.

Also on August 1, 2011, the Company, Craig Sizer and Keith Houlihan agreed to extend the maturity dates of the convertible Promissory Notes dated September 30, 2010 to August 1, 2012.

Maturities of notes payable for the years subsequent to December 31, 2010 are as follows:

Year	Amount
2011	$–
2012	2,225,925
Thereafter	–
$2,225,925

NOTE 4 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

The Company has employment agreements with three executive officers: the President, the Chief Executive Officer and the Chief Technology Officer.  The President and Chief Executive Officer have deferred their salary and all three have deferred their bonuses until such time as the Company receives financing and or there is a change of control. As of September 30, 2011, the Company has deferred approximately $621,879 in salaries and $302,000 in bonuses under these agreements.

NOTE 5 - SUBSEQUENT EVENT

On October 1, 2011, the Company and an affiliate of Craig Sizer agreed to further extend the maturity dates of the Secured Promissory Note dated September 30, 2010 to October 1, 2012.

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

For the nine months ended September 30, 2010 and 2011, our thermometer for pet dogs accounted for 70.7% and 47.3%, respectively, of all thermometer unit sales and 64.5% and 59.2%, respectively, of our gross revenues of $66,924 and $52,760 respectively.  For the nine months ended September 30, 2010 and 2011, our thermometer for children accounted for 22.1% and 50.3%, respectively, of all thermometer unit sales and 14.5% and 34.8%, respectively, of our gross revenues of $66,924 and $52,760, respectively.  For the nine months ended September 30, 2011, test-marketing of our “professional” model accounted for 2.3% of unit sales and 6.2% of gross revenues.   We market our products principally on the Internet on Amazon.com and in the online catalogs of Frontgate.com (ThermoPet model only), and Hammacher.com (ThermoPet model only), Amazon and Hammacher.com accounted for 32.5% and  19.6% of our total sales for the nine months ended September 30, 2011.  We have agreements with a distributor, commissioned independent sales representatives, and resellers.

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

·
Current inventory levels – we have approximately 10,900 units remaining as of September 30, 2011. We sold approximately 1,550 units January 1, 2011 to September 30, 2011, which is a fairly consistent sales rate over the preceding period.  In October 2011, the Company sold 4,750 of its thermometers for children  at a substantial discount.  It is our intent is to sell the remainder at a discount, prior to our new product line becoming available.

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

In September 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN-48), Accounting for Uncertainty in Income Taxes--An interpretation of FASB Statement No. 109 and codified into ASC 740. FIN-48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This Interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN-48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN-48 and they had no impact on its financial position, results of operations, and cash flows.

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

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Three Months Ended September 30,
	2011	2010
Net sales revenue	100.0%	100.0%

Costs and expenses:
Cost of goods sold	243.6	84.6
Research and development	322.0	162.1
Selling, general and administrative	1,757.9	2,306.9
Depreciation and Amortization	13.3	1.5
	2,336.8	2,555.1

Loss from operations	(2,236.8)	(2,455.1)

Other income (expense):
Interest expense	(243.4)	(89.4)

Loss before provision for income taxes	(2,480.2)	(2,544.5)
Provision for income taxes	–	–

Net loss	(2,480.2)%	(2,544.5)%

Results of Operations

Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

Revenues:  Revenues for the three months ended September 30, 2011 were approximately $21,000 as compared to approximately $9,000 for the three months ended September 30, 2010.  The increase was attributable to increased discounted sales as the Company sells its remaining first generation products .

Cost of Revenues: Cost of revenues, which consist of product, shipping and other costs, totaled approximately $104,000 for the three months ended September 30, 2011 as compared to approximately $4,000 of such costs during the same period in 2010.   The Increase is primarily a result of a 91,000 write down of inventory recorded in the period to reduce the inventory value to lower of cost or market.

Gross Profit (loss): Gross loss was approximately $83,000 for the three months ended September 30, 2011 as compared to a gross profit of approximately 5,000 during the same period in 2010, due primarily to the reasons stated above.

Operating Expenses: Operating expenses consist of general and administrative expenses, stock compensation, depreciation, research and development, and selling expenses.  Operating expenses increased by $64,000 to approximately 446,000 for the three months ended September 30, 2011 compared to $382,000 for the same period in 2010.  The  increase was the result of stock compensation earned during the period totaling approximately $143,000 offset by a reduction in other expenditures including research and development and legal and professional fees.

Net Loss: Net loss for the three months ended September 30, 2011 was approximately $614,000 compared to approximately $454,000 for the three months ended September 30, 2010 an increase of approximately $160,000 primarily as a result of the write down of inventory and stock compensation offset by a decrease in operating expenses as noted above.

Nine Months Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010

Revenues:  Revenues for the nine months ended September 30, 2011 were approximately $53,000 as compared to approximately $67,000 for the nine months ended September 30, 2010.  The decrease was attributable to the gradual phasing out of the current product line.

Cost of Revenues: Cost of revenues, which consist of product, shipping and other costs, totaled approximately $129,000 for the nine months ended September 30, 2011 as compared to approximately $57,000 of such costs during the same period in 2010.   The Increase is primarily a primarily a result of a 91,000 write down of inventory recorded in the period to reduce the inventory value to lower of cost or market.

Gross Profit(Loss): Gross loss was approximately $76,000 for the nine months ended as compared to a gross profit of approximately $10,000 during the same period in 2010, due primarily to the reasons stated above.

Operating Expenses: Operating expenses consist of general and administrative expenses, stock compensation, depreciation, research and development, and selling expenses.  Operating costs totaled approximately $1.1 million for the nine months ended September 30, 2011 as compared to approximately $1.5 million for the same period in 2010. The decrease was due to primarily to stock compensation expense of approximately $827,000 recorded during 2010 compared with approximately $143,000 for the same period in 2011.

Net Loss: Net loss for the nine months ended September 30, 2011 was approximately $1.3 million as compared to approximately $1.7 million for the nine months ended September 30, 2010 an increase of approximately $394,000 primarily as a result of a decrease in stock compensation offset by an increase in interest expense relating to related party notes.

Financial Condition

September 30, 2011 (unaudited) compared to December 31, 2010

Assets.  At September 30, 2011 as compared December 31, 2010 our total assets decreased by approximately $128,000 or 46.5%, to approximately $148,000. This was primarily attributable to an decrease of approximately $119,000 in inventory, a $4,000 decrease in accounts receivable, a $4,000 decrease in fixed and other asset.

Liabilities.  At September 30, 2011, our total liabilities increased by approximately $1.0 million or 38.6%, to approximately $3.7 million, attributable primarily to an increase of approximately $504,000 in borrowings from an affiliate of Craig Sizer, our Chairman and CEO and principal shareholder, increases of approximately $289,000 in accrued salaries and bonuses owed to our Management as of September 30, 2011 and an increase in accounts payable, accrued interest on related party debts and other liabilities of approximately $244,000

Stockholders’ Deficit.  At September 30, 2011, our stockholders’ deficit increased by approximately $1.2 million, or 48.4%, to approximately $3.6 million, primarily due to our net loss of approximately $1.3 million offset by stock compensation of  approximately $143,000.

Liquidity and Capital Resources

At September 30, 2011 our cash on hand was approximately $2,000.

We have obtained our liquidity principally from approximately $2.0 million principal amount of cash advances from an affiliate of Craig Sizer, our Chairman and CEO and one of our principal shareholders.  The Company has executed promissory notes totaling approximately $1.8 million as of September 30, 2011, with CLSS Holdings, LLC (“CLSS”). Each note (a) bears 9% annual interest (20% upon the occurrence, and during the continuance, of an event of default), is convertible into our common stock at a fixed conversion prices ranging from $0.25 to $0.50, and is not prepayable by us, and (b) is subject to a security agreement under which all of our assets secure our loan repayment obligation.  The notes made on or before September 30, 2010 originally were  due and payable between March 7, 2011 and October 1, 2011; however, by amendments made on March 10, 2011, the maturities (March 7, 2010 and April 6, 2010) of the 2009 notes and the April and September 2010 notes were extended to August 1, 2011 and on August 1, 2011 by further amendment the maturities were extended to August 1, 2012.

Although we intend to increase our revenue by engaging in more aggressive sales, marketing and advertising activity designed to increase awareness of our products, we still need substantial additional capital to finance our business activities on an ongoing basis, as our revenue is insufficient to fund our operations.

Mr. Sizer has advised us that, absent the Company completing a debt or equity financing, he intends, through his affiliate, to provide additional loans to us of up to an additional $600,000, which is sufficient cash for an additional 9 months of operations at our current burn rate of approximately $65,000 per month. .  However, even though Mr. Sizer is our CEO and our controlling shareholder and has been funding us for approximately two years, his verbal statement of intent to have his affiliate provide additional funding to us is not a binding agreement and therefore it is not legally enforceable and cannot be relied upon We intend to raise additional capital through a private equity raise during the fourth quarter of 2011.    In the absence of a cash infusion by Mr. Sizer’s affiliate or a successful private equity capital raise, based on our current sales rate, our current cash on hand would be depleted by the end of November 2011 and our ability to conduct business would be materially adversely effected.

Even if we do receive additional financing through Mr. Sizer, we still will require substantial additional funds to finance our business activities on an ongoing basis. We intend to seek up to $3.0 million through a private placement to finance our business activities on an ongoing basis.   However, we do not have any commitments or arrangements with any person or entity to obtain such funds, and there can be no assurance that the additional financing we require would be available on reasonable terms, if at all; and if available, any such financing likely would result in a material and substantial dilution of the equity interests of our current shareholders.  The unavailability of such additional financing could require us to delay, scale back or terminate our business activities, which would have a material adverse effect on our viability and prospects.  We also intend to seek to have our common stock listed on the OTC Bulletin Board, which we believe would make it easier for us to raise capital from institutional investors and others. However, we do not have any commitments or arrangements to obtain any additional equity capital, and there can be no assurance that the additional financing we require would be available on reasonable terms, if at all.  The unavailability of additional financing could require us to delay, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on our company and its viability and prospects.

Summary of Cash Flow for the nine months ended September 30, 2011

Our cash flows for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011
	2011	2010
Net cash (used) by operating activities	$(502,060)	$(602,606)
Net cash (used) by investing activities	(2,680)	(34,430)
Net cash provided by financing activities	$503,583	$646,899

Operating Activities

Our total cash used by operating activities decreased by approximately $100,000 or 16.7% to approximately $502,000 for the nine months ended, compared to approximately $603,000 for the nine months ended September 30, 2010. The decrease is due to various factors, but primarily due to a lower loss during the nine months ended September 30, 2011 as compared to 2010

Investing Activities

Our total cash used by investing activities decreased by approximately $31,000, to  approximately $3,000 for the nine months ended September 30, 2011, compared to approximately $34,000 for the nine months  September 30, 2010. The decrease is due to less capitalized intangible patent assets and fixed assets, put into service during the period as compared to the same period a year ago.

Financing Activities

Our total cash provided for financing activities decreased by approximately $143,000, or 22.2%, to approximately $504,000 for the nine months ended September 30, 2011, compared to approximately $647,000 for the nine months September 30, 2010. The decrease is primarily due to a decrease in funds borrowed from an affiliate of Craig Sizer, our Chairman and CEO and principal shareholder and by a decrease in proceeds of approximately $14,000 from the sale of our common stock to an affiliate of one of our distributors.

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

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this Report was prepared.

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures.

As of September 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except that the Company increased its internal controls around the issuance and recording of common stock sales.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company's chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

Changes in internal controls

As discussed above, no significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2012. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
#	Exhibit Description	Form	Date	Number	Herewith
10.30	Note Extension Agreement for note dated September 30, 2010 with CLSS Holdings LLC dated October 1, 2011				Filed
31.1	Certification of Principal Financial Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished
EX-101.INS	XBRL INSTANCE DOCUMENT				Filed
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT				Filed
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				Filed
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				Filed
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE				Filed
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				Filed

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

Sanomedics International Holdings, Inc.

November 14, 2011	/s/ Craig Sizer
Craig Sizer
Chief Executive Officer (Principal Executive Officer)

November 14, 2011	/s/ Steven L. Relis
Steven L. Relis
Chief Financial Officer
(Principal Financial Officer)