Form 10-K
period 2011-12-31
Sanomedics International Holdings, Inc
filed 2012-04-16
CIK 1501972

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☐	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes☐ No☒.

The aggregate market value of the voting common stock held by non-affiliates of the registrant on December 31, 2011, ( the last business day of the registrant's most recently completed fiscal year)  was approximately $29.6 million based on the price ($2.50) at which the common equity was last sold on the OTC Pink Market

The number of shares of Common Stock, $.001 par value, outstanding on March 31, 2012 was 14,369,139 shares.

SANOMEDICS INTERNATIONAL HOLDINGS, INC
FORM 10-K

For the Fiscal Year Ended December 31, 2011

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

PART 1

Item 1:    Business

General Development of Business

Overview

Sanomedics International Holdings, Inc. and its subsidiaries (the “Company”, “we”, or “us”) is a Delaware corporation which is a medical technology holding Company that focuses on disruptive and game changing products, services and ideas – a place where physicians, entrepreneurs, and medical companies can work together to drive innovative technologies through concept, development, and ultimately commercialization.  We plan to grow our current business organically and through strategic acquisition relating to sleep disorder treatment product and services. We seek to acquire sleep therapy service operating business that can be tucked into our organization. We will also seek acquisition and development opportunities related to other aspects of the sleep disorder marketplace.

Acquisitions and Growth Strategy

We plan to grow our existing business through strategic acquisitions related to sleep disorder treatment products and services. We seek to acquire sleep therapy service operating businesses that can be tucked into our operations. We will also seek acquisition and development opportunities related to other aspects of the sleep disorder marketplace. The Company will expect all acquisitions to be accretive to its earnings and fully integrated within ninety (90) days of closing.

With our experience in deal structuring, licensing, and partnering we will pursue investment opportunities within the expansive medical device and services marketplace. Included in this strategy are merger and acquisition opportunities. To that end, we have identified numerous opportunities to further grow our business while adhering to our mission of focusing on large addressable markets, clear competitive advantages, IP protection, and an executable clinical and commercialization plan.

Medical products

 We design, develop and market a line of non-contact clinical infrared thermometers principally for the healthcare providers market, which include physician’s offices, medical clinics and nursing homes and other long-term care institutions. Our thermometer will launch during the 2nd quarter of 2012.

Our executive offices are located at 80 SW 8th Street, Suite, 2180, Miami, Florida 33130, and our telephone number is (305) 433-7814. Our corporate website is www.sanomedics.com.

Our common stock is currently quoted on the OTC Pink Market under the symbol “SIMH.PK”.

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

Acquisition of Sanomedics

As of July 1, 2009 we acquired 100% of the outstanding capital stock of Sanomedics International Holdings, Inc. (“Sano-Nevada”).  Sano-Nevada was an entity formed in Nevada in January 2009 which was still in its development stage, seeking to a launch a business distributing non-contact infra-red thermometers to consumers (for use on humans and dogs) and human health care professionals in the United States.  On August 26, 2010 we changed the name of Sano-Nevada to Thermomedics Corporation.  We acquired Sano-Nevada as follows:

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

Plan of Operation

For the next 12 months we intend to focus our efforts on implementing the following business strategy:

Raise Substantial Additional Capital

We currently have a severe cash shortage, and our operating revenues are extremely limited and insufficient to fund our operations.  Consequently, Note 2, Summary of Significant Accounting Policies – Going Concern, to our December 31, 2011 financial statements, as set forth in Item 8, Financial Statements and Supplementary Data, contains an explanatory paragraph to the effect that, as a result of our limited revenue and the losses we are incurring, there exists substantial doubt about our ability to continue as a going concern (See Item 8, Financial Statements and Supplementary Data).  To date our liquidity has been provided by advances made from time to time through March 25, 2012, aggregating approximately $2.1 million from an affiliate of Craig Sizer, our former Chief Executive Officer (“CEO”) and our controlling shareholder and director.   We have initiated an equity offering of up to $3.0 million, which through March 31, 2012 has raised $249,500. At March 31, 2012, we had approximately $53,000 in cash on hand; and unless our equity offering is successful we would be unable to continue to operate.

We currently have limited commitments or arrangements with any person or entity to obtain any equity or debt financing, and there can be no assurance that the additional financing we require would be available on reasonable terms, if at all; and if available, any such financing likely would result in a material and substantial dilution of the equity interests of our current shareholders.  The unavailability of such additional financing could require us to delay, scale back or terminate our business activities, which would have a material adverse effect on our viability and prospects.  See Item 1A, Risk Factors – We May Be Unable to Continue as a Going Concern; and – The Substantial Additional Capital We Need May Not Be Obtainable, and Item 13, Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons - Borrowings.

Improve Existing Operations

Our operating results have been unsatisfactory, and we have experienced recurring losses.  We had a working capital deficit of $4.0 million at December 31, 2011.  We had an operating and net loss of approximately $3.3 million and $2.5 million, respectively, for the years ended December 31, 2011 and 2010.

We intend to try to improve cash flow from operations.  We have ceased selling our consumer and pet line of products and have been liquidating our inventory through wholesalers.   We intend to launch our professional model in the 2ndor 3rd quarter of 2012, with the expectation that this will lead to increased revenues.

Effect Strategic Acquisitions.

We plan to grow our existing business through strategic acquisitions related to sleep disorder treatment products and services. We seek to acquire sleep therapy service operating businesses that can be tucked into our operations. We will also seek acquisition and development opportunities related to other aspects of the sleep disorder marketplace. The Company will expect all acquisitions to be accretive to its earnings and fully integrated within ninety (90) days of closing.

Through our extensive experience in deal structuring, licensing, and partnering we will pursue investment opportunities within the expansive medical device and services marketplace. Included in this strategy are merger and acquisition opportunities. To that end, we have identified numerous opportunities to further grow our business while adhering to our mission of focusing on large addressable markets, clear competitive advantages, IP protection, and an executable clinical and commercialization plan.

Sleep Services Companies

Our targeted services companies are Durable Medical Equipment ("DME") businesses with a primary focus in respiratory and sleep products and service. These companies provide an extensive selection of home medical products and equipment for respiratory therapy needs, sleep therapy – CPAP/ biPAP, as well as other home healthcare products. All products are delivered to the home by Respiratory Care Practitioners, and/or Certified Medical Equipment Technicians.

These companies started as a traditional DME company—primarily filling, delivering, and servicing bottled oxygen clients in the aging private, hospice, and skilled nursing sectors.  With Medicare reimbursement cuts in many areas, many DME’s have strategically moved steadily into the sleep apnea space, a relatively untapped market and higher margin business. A primary target for SIMH is sleep apnea revenues within these DME businesses.  Industry estimates are that 40 - 50 million Americans suffer from sleep apnea, but only 3 - 4 million Americans currently use some form of treatment.

These companies receive referrals from local sleep clinics, hospitals, and skilled nursing facilities . They then supply and fit the appropriate equipment to their new client. Many receive greater than 50% of the total potential payment from Medicare and the other half from private insurance companies).  We intend to  expand the sleep therapy services component of these companies and connect them on a national level.

Other Opportunities

We also will look at new and complementary products that are in established companies or still in the development stage, whose medical devices we believe we could market (a) to consumers to care for their pets, using our current online and distribution resources for relatively inexpensive user-friendly merchandise, and (b) to consumers and/or healthcare professionals, and we initially are focused on medical devices related to the diagnosis or treatment of sleeping disorders, as our distributor Watermark Medical, LLC (which is an affiliate of SOGE Sanomedics LLC, a 10% shareholder of the Company) manufactures its own sleep apnea diagnostic device and, based on our preliminary discussions with such distributor, we believe it would be willing to distribute through its existing resources any such products we might acquire as part of an overall monitoring system.  However, we cannot give any assurance that Watermark will serve as our distributor for any such device we wish to market.

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

We intend to affect our acquisitions by structuring the transaction to require us to pay the purchase price principally, through debt financing and by issuing shares of our common stock to the owners of the target company.  If cash is required, we intend to use cash on hand and, if our cash resources are insufficient, either to draw down on our existing credit facilities, if any, or to seek to obtain new funds through private offerings of debt or equity securities.

Develop Thermometer Products for the Professional Markets

Accuracy is more challenging in a non-contact thermometer as opposed to a contact thermometer because distance from the skin affects the accuracy of the reading.  Because non-contact infrared thermometers do not touch the skin nor close off the ear canal as do tympanic thermometers, the displayed temperature changes as the operator varies the distance of the infrared thermometer from the skin. Secondly, placement of the temperature probe at various locations on the skin can yield different readings. These factors present accuracy challenges that were addressed with our latest device, Caregiver®.  Accordingly we are directing our research and development efforts toward continued innovation in technology and design, which enables us to introduce new products into the healthcare providers market, which include physician’s offices, medical clinics and nursing homes and other long-term care institutions.   Clinical studies have been completed and we intend to continually update new studies.  However, we are still developing hardware and software for all our new models, and further clinical studies still will need to be performed for validation.  Potential users in the professional marketplace will conduct their own testing for temperature accuracy and clinical repeatability.

Although we have limited funds, our Chief Technology Officer, Gary O’Hara, is coordinating our own research efforts and the efforts of our several consultants.  Mr. O’Hara developed the first infrared tympanic (ear) thermometer for the professional market in the mid-1980’s (the product he developed, FirstTemp Genius, is still being sold today, almost 30 years after his company was sold in 1992 to pharmaceutical giant American Home Products (now part of Pfizer)), and he is thoroughly familiar with the current sensor and design technologies and the intellectual property landscape.  He also has engaged the following consultants to assist our second generation development efforts: A hardware/software designer who supervises our prototype development; and an experienced thermometry clinical scientist with 20 years of clinical thermometry research experience who can perform clinical studies and data analysis on our products under development; and both worked with Mr. O’Hara in developing  an ear thermometer.  However, we also need to hire qualified engineers to implement the electro-optics design, electronic circuitry and software design necessary for our next generation thermometers.

Financial Information about Segments

We operate a single line of business and do not operate in segments.

Narrative Description of Business

General

We are currently in the process of selling our remaining inventory of first generation non-contact infrared thermometers and preparing for the launch of our Caregiver® thermometer. Unlike the typical thermometers with glass and mercury in combination, our non-contact thermometers are very easy to use and can save time:  They provide accurate and virtually instant temperature readings.  Besides being hygienic, they also come with a backlit display, which is easy to read.  Our research efforts are focused on the Caregiver® thermometer with improved accuracy; which is being introduced during the 2nd quarter of 2012.

We first entered the non-contact infrared thermometer business on July 1, 2009 when we acquired all of the outstanding stock of Sanomedics International Holdings, Inc. (“Sano-Nevada”) in a transaction in which the former owners of Sano-Nevada acquired control of the Company and became our management team, as described in Item 1 above under “Acquisition of Sanomedics.”  On July 24, 2009, we acquired the exclusive right to distribute in North, Central and South America the line of non-contact infrared thermometers manufactured in China.  In 2010, we stopped selling our Chinese made/off the shelf thermometers under this distribution agreement and began selling our own product line after our Chinese manufacturer agreed on January 10, 2010 to manufacture our own line of non-contact infrared thermometers, which we currently market under our “Sanomedics” and “ThermoPet” brand names. On March 12, 2012, we contracted with a new Asian supplier to manufacturer our 2nd generation design for the professional market.

Products

We will be marketing the following product:

Caregiver® Thermometer is the first clinically validated non-contact thermometer for the healthcare providers market, which include physician’s offices, medical clinics and nursing homes and other long-term care institutions and acute care hospitals. Thermomedics line of Professional Non-Contact Thermometers (Caregiver®) is the first of its kind.  Our Caregiver® thermometer with TouchFree™ technology is less likely to transmit infectious disease than those devices that require even a minimum of contact.

Design and Manufacture

The technology and functionality of our current products were co-designed by our new Asian supplier, which, as discussed below, is the manufacturer and the assignor to us of the requisite U.S. governmental pre-marketing approvals for them.  We designed the plastic “ornamental” housing of our products, incorporating elements of our know-how.  We are in the process of designing and developing all aspects, including technology, which will be incorporated into our products.

We do not purchase any of the raw materials or components used in the manufacture of our products.  Most components are readily fabricated from commonly available raw materials or are sourced components available from multiple supply sources, although certain items are custom-made to meet our specifications.  We believe that alternative sources of supply are available or could be developed within a reasonable period of time.  A reduction or interruption in supply, an inability to develop and validate alternative sources if required, or a significant increase in the price of raw materials, or components, could adversely affect our operations and financial condition, particularly materials or components related to our thermometers.

Even if our new sole-source manufacturer was to go out of business, we believe we would be able to obtain within a reasonable time a new offshore manufacturer who could source our products’ components and provide us with salable merchandise in such a manner as to have a minimal adverse impact on us.

Sales, Marketing and Advertising

We have entered into a distribution agreement with a medical equipment supplier to distribute our Caregiver® thermometer.  We will also sell the Caregiver® thermometer under separate agreements with commissioned independent sales representatives and smaller distributors who have non-exclusive territorial agreements.

We are subject to certain indemnification obligations in connection with our distribution agreement.  We usually are required to procure and maintain product liability insurance of specified limits per occurrence and in the aggregate, naming the contracting party as an additional insured.  Our distributors, resellers, and sales representatives typically agree not to sell competitive products during the term of their agreements with us.

Regulatory Environment

The thermometers that we market are subject to regulation by numerous regulatory bodies, including the Food and Drug Administration (“FDA”) and comparable international regulatory agencies.  These agencies require manufacturers of medical devices, such as our supplier, to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices.    In addition, the Quality Management System employed by our contract manufacturer must meet the FDA 21 CFR Part 820, and its manufacturing facility is subject to periodic FDA audits.  Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation be conducted before a device receives approval for commercial distribution.  Our products are subject to the lowest level of regulation and only require pre-marketing approval, as described below.

In the U.S., permission to distribute a new device generally can be met in one of three ways.  The process relevant to our products requires that a pre-market notification (“510(k) Submission”) be made to the FDA to demonstrate that the device is as safe and effective as, or substantially equivalent to, a legally marketed device that is not subject to pre-market approval (PMA),  i.e., the “predicate” device. An appropriate predicate device for a pre-market notification is one that (i) was legally marketed prior to May 28, 1976, (ii) was approved under a PMA but then subsequently reclassified from class III to class II or I, or (iii) has been found to be substantially equivalent and cleared for commercial distribution under a 510(k) Submission.  Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device.  (In some instances not relevant to our products, data from human clinical trials must also be submitted in support of a 510(k) Submission.  The FDA must issue an order finding substantial equivalence before commercial distribution can occur.  Changes to existing devices covered by a 510(k) Submission that do not raise new questions of safety or effectiveness can generally be made without additional 510(k) Submissions.  More significant changes, such as new designs or materials, may require a separate 510(k) with data to support that the modified device remains substantially equivalent.  The FDA has recently begun to review its clearance process in an effort to make it more rigorous, which may require additional clinical data, time and effort for product clearance.

We have received a 510(K) pre-market approval from the FDA for our thermometers. This 510(K) will allow us to sell our second generation thermometers without additional approvals. However; we may need to obtain recertification, depending on product changes, this recertification may require a complete documentation package, an abbreviated documentation package or an internal documentation package, a determination to be made by guidance documents from the FDA and in concert with our regulatory consultants.

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

Patents and Proprietary Rights

Our patent strategy is to file "utility" and “design” patents to protect various novel aspects of our thermometry products.  We can file foreign patent applications similar to our U.S. design patents and patent applications, and we will decide on a case-by-case basis whether to file them after consideration of the markets we intend to serve and after discussion with patent counsel.  We have granted foreign distribution rights to Watermark Medical, LLC.

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

Our trademarks include “Sanomedics”, “Thermomedics”, “Caregiver”, “TouchFree”, "BabyTemp","Temp4sure","Tempmature", "Elitetemp" and “ThermoPet” are registered with the U.S. Patent and Trademark Office. Protecting these intellectual property rights could be costly and time consuming, and any unauthorized use of our intellectual property could make it more expensive for us to do business and which also could harm our operating results.

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

Competition

To our knowledge we are the only company selling non-contact infrared thermometers for clinical use. Our closest competition would be WelchAllyn, which markets a line of oral, tympanic and axillary thermometers. It does not have a non-contact thermometer.

Our professional thermometers have been test-marketed. Our research is focused on improved accuracy so we can seek to enter this market with a viable and competitive non-contact product.  See “Plan of Operation – Develop Thermometer Products for the Professional Markets” above and “Research and Development” below.

Seasonality; Concentration

Our non-contact thermometer business commenced in July 2009, when we acquired Sano-Nevada.  (Sano-Nevada was formed in January 2009 and sold its first products in September 2009).  To date our sales have been limited.  Our revenues for the year ended December 31, 2011 and 2010 were approximately $99,000 and $90,000, respectively.  We have not yet experienced any seasonal fluctuations, but our sales volume is too low to provide a basis to determine whether or not seasonal fluctuations are to be expected.

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

Research and Development

We expended $241,117 and $243,188 for research and development  during the years ended December 31, 2011 and 2010, respectively  As discussed in detail above under “Plan of Operation – Develop Thermometer Products for the Professional Markets,” our research and development is focused on, and it seeks to improve the accuracy of our thermometer products so that we can complete development of and introduce our next-generation line of human and animal thermometers to health care professionals and institutions. Our next generation non-contact thermometers are expected to have higher accuracy and greater clinical repeatability, all of which would make these products more tolerant of imperfect operator placement of the thermometer near the skin and more attractive to potential professional users such as hospitals and other institutions.  Clinical testing for human use was completed during the 1st quarter of 2012 and it was determined that our product performed favorably and met ASTM standards . See “Develop Thermometer Products for the Professional Markets”, above. We also need to hire or retain as consultants qualified engineers to implement the electro-optics design, electronic circuitry and software design necessary for our next generation thermometers.  See “Employees” below.  We expect to launch these new professional models by the end of the 2nd quarter of 2012, although there can be no assurance that product development will be completed successfully by those dates, if at all, or if completed successfully, that these products will gain market acceptance.  If we are unable to develop and launch these products as anticipated, and have these products accepted commercially, our ability to expand our market position in non-contact thermometers for humans and pets may be materially adversely impacted.

Employees

As of March 31, 2012, we employ three persons on a full-time basis.  None of our employees are represented by a labor union, and we consider our employee relations to be good.  We will need to hire or retain as consultants qualified engineers to implement the electro-optics design, electronic circuitry and software design necessary for our next generation thermometers.  However, as a result of our weak financial position, we do not currently have the ability to hire any new employees, including the electrical engineers and engineering personnel we need, since the additional financing we would need to pay them is neither arranged nor committed.  See Item 1A, Risk Factors.

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

Risks Relating To Our Business

Revenues and Profits Are Not Assured

We have had a limited history of operations.  Since inception we have relied on loans to fund our operations, and we have incurred significant operating losses.  Negative cash flow from operations is expected in the foreseeable future due to limited revenues.  There can be no assurance that we will ever achieve any significant revenues or profitable operations.

We May Be Unable To Continue as a Going Concern

Our auditors' report on our December 31, 2011 and 2010 financial statements, and footnote 2 to such financial statements, reflect that there is substantial doubt about our ability to continue as a going concern. Our operating revenues are insufficient to fund our operations and our assets already are pledged to secure our indebtedness to management and its affiliates for deferred salary and cash advances, respectively. The unavailability of additional financing could require us to delay, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on the Company and its viability and prospects.  As noted above, we plan to increase our revenue by increasing our visibility and the awareness of our company, and our products by engaging in more aggressive sales, marketing and advertising activity.  We intend to develop and implement strategies to market our products to new customers.  However, we can give no assurance that these plans and efforts will be successful.

The Substantial Additional Capital We Need May Not be Obtainable

We have experienced recurring net losses, including net losses of $3.3 million for the year ended December 31, 2011 and $2.5 million for the year ended December 31, 2010, and we had a working capital deficit of $4.0 million at December 31, 2011.  Currently we have a severe cash shortage, with approximately $53,000 of cash on hand at March 31, 2012.  Our operating revenues are insufficient to fund our operations.  Therefore, we require substantial additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our company as one able to provide a target company not only with cost savings resulting from centralized estimating, accounting and other corporate functions but also with additional working capital to finance and grow its business. We have initiated an equity offering of up to $3.0 million, which through March 31, 2012 has raised $275,500. Such funding may result in some dilution of the equity interests of our current shareholders.  We do not have any commitments or arrangements with Craig Sizer, our controlling shareholder and director and former CEO who has already loaned us through his affiliate an aggregate of approximately $2.1 million through March 25, 2012, or with any other person or entity to obtain any such equity capital, and there can be no assurance that the additional financing we require would be available on reasonable terms, if at all.  The unavailability of additional financing could require us to delay, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on the Company and its viability and prospects.  See also Item 8, Financial Statements and Supplementary.

Cost and Quality Issues Might Arise from Our Dependence on a Third-Party, Sole Source Asian Manufacturer

We currently buy our products from one third-party, sole source supplier who produces our products in its plant in Asia.  Although we have the right to engage other manufacturers, we have not done so.  Accordingly, our reliance on this supplier involves certain risks, including:

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

Strategic acquisitions, investments and alliances are intended to expand our ability to offer effective, high quality medical devices.  If we are unsuccessful in our acquisitions, investments and alliances, we may be unable to grow our business significantly or may record asset impairment charges in the future.  The success of any acquisition, investment or alliance that we may undertake in the future will depend on a number of factors, including:

•	Our ability to identify suitable opportunities for acquisition, investment or alliance, if at all;

•	Our ability to finance any future acquisition, investment or alliance on terms acceptable to us, if at all;

•	Whether we are able to establish an acquisition, investment or alliance on terms that are satisfactory to us, if at all;

•	The strength of the other company’s underlying technology and ability to execute;

•	Intellectual property and pending litigation related to these technologies;

•	Regulatory approvals and reimbursement levels, if any, of the acquired products, if any; and

•	Our ability to successfully integrate acquired companies and businesses with our existing business, including the ability to adequately fund acquired in-process research and development projects.

Any potential future acquisitions we consummate will be dilutive, substantially, to the equity ownership interests of our then shareholders since we intend to pay for such acquisitions by issuing shares of our common stock, and also may be dilutive to our earnings per share, if any.

Our acquisition strategy may not have the desired result, and notwithstanding effecting numerous acquisitions, we still may be unable to achieve profitability or, if profitability should be achieved, to sustain it.

We May Not Be Able to Compete Effectively

Our closest competition would be WelchAllyn and Braun, which markets a line of oral, tympanic and aixllary thermometers. They do not have a non-contact thermometer.  Each competitor has national distribution and a longer operating history than we do; and WelchAllyn and Braun have greater brand name recognition and significantly greater financial, technical and sales, marketing, distribution and research and development resources.  We may be unable to compete successfully or remain viable.

 Our Research and Development May Be Unsuccessful; Our Next Generation Products May Not Be Developed, or If Developed May Fail to Win Commercial Acceptance

Our business is characterized by extensive research and development, and rapid technological change.  Developments by other companies of new or improved products or technologies, especially of thermometers for use by consumers on pets, may make our products or proposed products obsolete or less competitive and may negatively impact our net sale.  We should, subject to having adequate financial resources (which we currently do  not  possess), devote continued efforts and financial resources to develop or acquire scientifically advanced technologies, apply our technologies cost-effectively across our product lines and markets and, attract and retain skilled electrical engineering and other development personnel.  If we fail to develop new products or enhance existing products, it would have a material adverse effect on our business, financial condition and results of operations.

In order to develop new products and improve current product offerings, we are focusing our research and development programs largely on the development of next-generation models intended for the professional human and animal health care markets, principally with greater accuracy than our current models.  We expect to launch these new professional models by the 2nd Quarter of 2012, although there can be no assurance that product development will be completed successfully by that date, if at all, or if completed successfully, that these products will gain market acceptance.  If we are unable to develop, launch these products as anticipated, and have them accepted commercially, our ability to expand our market position in non-contact thermometers for humans and dogs may be materially adversely impacted.  Further, we are investigating opportunities to further expand our presence in, and diversify into, medical treatment technologies and other medical devices.  Expanding our focus beyond our current business would be expensive and time-consuming.  There can be no assurance that we will be able to do so on terms favorable to us, or that these opportunities will achieve commercial feasibility, obtain regulatory approval or gain market acceptance.  A delay in the development or approval of these technologies or our decision to reduce our investments my adversely impact the contribution of these technologies to our future growth.

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

Patents and other proprietary rights are and will continue to be essential to our business, and our ability to compete effectively with other companies will be dependent upon the proprietary nature of our technologies.  We rely upon trade secrets, know-how, continuing technological innovations to develop, maintain and strengthen our competitive position.  We pursue a policy of generally seeking patent protection in the U.S. for patentable design or subject matter in our devices and attempt to review third-party patents and patent applications to the extent they are publicly available in order to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others.  We own three U.S. design patents and have one U.S. patent application pending.  We are not a party to any license agreements pursuant to which patent rights have been obtained or granted in consideration for cash, cross-licensing rights or royalty payments.  No assurance can be made that any pending or future patent application will result in the issuance of patents, or that any future patents issued to, or licensed by, us will not be challenged or circumvented by our competitors.  In addition, we may have to take legal action in the future to protect our patents, if any, trade secrets or know-how or to assert them against claimed infringement by others.  Any legal action of that type could be costly and time consuming, and no assurances can be given that any lawsuit will be successful.

The invalidation of key patent or proprietary rights that we may own, or an unsuccessful outcome in lawsuits to protect our intellectual property, could have a material adverse effect on our business, financial position and results in operations.

Our Trademarks Are Valuable, and Any Inability to Protect Them Could Reduce the Value of Our Products and Brands.

Our trademarks, trade secrets, and other intellectual property rights are important assets for us.  Our trademarks “Sanomedics”, “Thermomedics,” “Babytemp,” “Temp4sure,” Tempmature,” “Elitemp”, “Caregiver”, "TouchFree" and “ThermoPet” are registered with the U.S. Patent and Trademark Office.   Protecting these intellectual property rights could be costly and time consuming, and any unauthorized use of our intellectual property could make it more expensive for us to do business and which also could harm our operating results.

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

We May Be Unable to Replace Current Management

Our success is dependent upon the active participation of our Management, Messrs. Dom Gatto and Keith Houlihan, and we have entered into employment agreements with them which expire on December 31, 2015 and 2012, respectively.  However, we do not maintain any "key man" insurance on either of their lives.  In the event we should lose the services of either of these people, our business would suffer materially.  There can be no assurance that we would be able to employ qualified person(s) on acceptable terms to replace them.

Management Actions Could Cause Substantial Dilution and Stock Price Declines and Discourage a Takeover

Our Company is controlled by management, specifically Messrs. Craig Sizer and Keith Houlihan (“Management”), who collectively and beneficially own approximately 58% of our outstanding common stock and have majority voting rights by virtue of their 100% ownership of our preferred stock.  While we intend to pursue the business strategy set forth herein, Management has broad discretion to adjust the application and allocation of our cash and other resources, whether in order to address changed circumstances and opportunities or otherwise.  As a result of such discretion, our success is substantially dependent upon their judgment.  In addition, Management is able to elect our board of directors and to cause the directors to declare or refrain from declaring dividends, to increase our authorized capital, to authorize one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights holders of our common stock, to issue additional shares of capital stock, to direct the use of all funds available to us, including accelerating change of control payments, and to cause additional shares of common stock to be issued by accelerating the exercisability and termination of outstanding stock options.  Any such preferred stock also could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company.  Any issuance of common or preferred stock could substantially dilute the percentage ownership of the company held by our then current stockholders and cause a precipitous decline in our stock price.  Such concentration of ownership may have the additional effect of delaying, deferring or preventing a change of control of the company. Also, this controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

Management Could Terminate Employment, and Our Operations and Viability Would be Hurt, If We Cannot Fund the 2010 Bonuses and Accrued Salaries Which Were Earned

Our Board of Directors, determines whether or not our Management has achieved their milestones for their annual bonuses, with each director abstaining from the determination of his own performance.  We are obligated to pay to our management, based on our Board’s determination that our executive officers achieved the mutually agreed milestones for fiscal 2010 set forth in their employment agreements, as amended, cash bonuses aggregating $302,000 (Messrs Sizer and Houlihan – $125,000 each, and O’Hara - $52,000 after pro-ration, 25% of which we have the option to pay to Mr. O’Hara in shares of our common stock).  Additionally, officers of the Company have earned approximately $1.0 million in salaries in accordance with their employment contracts. We do not have cash on hand to fund these bonus obligations, and Mr. Sizer’s affiliates will not make additional advances for that purpose; and there is no assurance we will be able to raise the money to make any such bonus payments.  In addition, our net income from operations, if any, would be reduced substantially, and could be eliminated, as a result of this additional bonus expense we incurred for fiscal 2010.  We also could be in default under our employment agreements with management if we cannot honor any such obligations, as a result of which any and all of these executives could terminate their employment with us, which would have a material adverse effect on our operations and viability.  See Item 6 below, Executive Compensation.

Risks Relating to our Common Stock

Our Common Stock is Quoted on the OTC PinkMarket, Which May Discourage Investors from Purchasing It More Than if It Was Quoted or Listed on the Nasdaq Stock Market or a National Exchange

Our common stock is quoted on the OTC Pink Market, a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included on, among others, the OTC Bulliten Board or the Nasdaq Stock Market.  Quotation of our common stock on the OTC Pink Market may limit its liquidity and price more than if it was quoted or listed on the Nasdaq Stock Market or a national securities exchange.  Some investors may perceive an investment in our securities to be less attractive because they are quoted on the OTC Pink Market.  In addition, as an OTC Pink Market’ listed company we do not attract analyst coverage that accompanies companies listed elsewhere.  Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the OTC Pink Market. These factors may have an adverse impact on the trading and price of our common stock.

Our Common Stock is Illiquid

Trading in stocks quoted on the OTC Pink Market is often thin and characterized by wide fluctuations in trading prices. Recently, there has been limited trading activity in our common stock on the OTC Pink Market. There can be no assurance that a more active trading market will commence in our securities on the OTC PinkMarket. Further, in the event that an active trading market were to commence on the OTC Pink Market, there can be no assurance as to the level of any market price of our common stock, whether any such trading market would provide liquidity to investors, or whether any such trading market would be sustained.

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

Pursuant to Rule 3a51-1 under the Exchange Act, our common stock is a "penny stock" because it (i) is not listed on any national securities exchange or The NASDAQ Stock Market™, (ii) has a market price of less than $5.00 per share, and (iii) its issuer (the Company) has net tangible assets less than $2,000,000 (if the issuer has been in business for at least three (3) years) or $5,000,000 (if the issuer has been in business for less than three (3) years).  Our common stock is quoted only on the OTC Pink Market.

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

In the future, we anticipate having our common stock quoted on the Over-The-Counter Bulletin Board. Since the Over-The-Counter Bulletin Board is a dealer system we will have to seek market-makers to provide quotations for our common stock and it is possible that no market-maker will want to provide such quotations. Even if our common stock is quoted on the Over-The-Counter Bulletin Board, the Board will provide a limited trading market similar to the OTC Pink Market . The Over-The-Counter Bulletin Board and the OTC Pink Market are not stock exchanges, and trading of securities on the Over-The-Counter Bulletin Board or the OTC Pink Market is often more sporadic than the trading of securities listed on a quotation system such as the NASDAQ Stock Market or a stock exchange such as the NYSE Amex Equities.

Companies quoted for trading on the Over-The-Counter Bulletin Board must be reporting issuers under Section 12 of the Exchange Act and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the Over-The-Counter Bulletin Board. If our common stock is quoted on the Over-The-Counter Bulletin Board, and we fail to remain current on our reporting requirements, we could be removed from the Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to regain our quotation privileges on the Over-The-Counter Bulletin Board, which may have an adverse material effect on our business.

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

The sale of shares of our common stock which are not registered under the Securities Act, known as “restricted” shares, typically are effected under Rule 144.  At March 31, 2012 we had outstanding 14,258,939 shares of restricted common stock.  In accordance with  Rule 144, since we formerly were a “shell” company, no shares of our restricted common stock were eligible for sale under Rule 144 until December 29, 2011. No prediction can be made as to the effect, if any, that future sales of “restricted” shares of our common stock, or the availability of such shares for future sale, will have on the market price of our common stock or our ability to raise capital through an offering of our equity securities.

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

Item 2. Properties

We do not own any real property.  Pursuant to a lease dated April 1, 2009, as amended March 22, 2010, with a third party, we occupy approximately 1,950 square feet of office space located in suite 2180, 80 Southwest 8th Street, Miami, Florida 33130.  Our base rent is $3,900 effective on May 1, 2011 and increases to $4,063 on May 1, 2012.  The lease expires on April 30, 2013.  Our lease payment obligations are as follows:

Period	Annual Base Rent
5/1/2011 - 12/31/2011	$23,400
1/1/2012-4/30/2012	$23,400
5/1/2012-12/31-2012	$24,378
1/1/2013 - 4/30/2013	$24,378

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

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

We have 144,813 outstanding  “free-trading” shares of common stock and there is no established public trading market for our common stock.  Our common stock is quoted on the OTC PinkMarket under the symbol “SIMH.PK”. The high and low sales information on the OTC Pink Market for our common stock for each full quarterly period within our two most recent fiscal years.

Fiscal Year Ending December 31, 2011:	High	Low
Fourth Quarter	$5.00	$4.09
Third Quarter	5.00	0.20
Second Quarter	3.75	3.75
First Quarter	10.01	3.75

Fiscal Year Ending December 31, 2010:	High	Low
Fourth Quarter	$10.01	$10.01
Third Quarter	10.01	3.76
Second Quarter	3.00	2.25
First Quarter	10.01	3.00

Outstanding Shares of Common Stock; Holders of Record

At March 31, 2012, we had 14,258,939  issued and outstanding shares of common stock and 110,200 shares to be issued in connection with our offering, of which all but 144,813 shares are “restricted”.  We have not agreed to register any of these “restricted” shares under the Securities Act.  In addition, there are a substantial number of shares of common stock issuable upon the exercise of outstanding options (11,372,000 shares) and warrants (150,000 shares), and pursuant to convertible debt (7,107,285 shares), which we have not agreed to register under the Securities Act.  Our outstanding shares of common stock are owned by approximately 1,385 holders of record, which does not include stockholders for whom shares were held in a “nominee” or “street” name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders(1)	1,272,000	(2)	$0.50	2,228,000

Equity compensation plans not approved by holders	10,250,000	(3)	$0.11	0

Total	11,522,000		$0.15	2,228,000

(1)
Our 2010 Stock Option Plan provides for options for 3,500,000 shares to be awarded to officers, directors, employees and others who render services to the Company as an additional incentive to advance our interests.

(2)	Options for 698,000 shares are fully vested; 424,000 and 150,000 will vest in fiscal 2012 and 2013, respectively.

(3)
From time to time we issue warrants and options as an inducement to various persons or entities to enter into transactions with us.  As of March 31, 2012, we had issued the following:  a warrant to purchase 150,000 shares at an exercise price of $3.00 per share through December 7, 2014, to a consultant advising us about the salability of our products pursuant to a 12-month consulting agreement; a stock option to each of   Craig Sizer and  Keith Houlihan to purchase 5,000,000 shares at an exercise price of $0.05 per share through December 31, 2013; and a stock option to Koutoulas Relis LLC (an accounting firm of which Steven Relis, our Chief Financial Officer, is a member) to purchase 100,000 shares at an exercise price of  $1.50 per share through December 31, 2014.

Recent Sales of Unregistered Securities

The following is a summary of all transactions within the past three years involving our sales of our securities that were not registered under the Securities Act.  Shares issued for cash consideration paid to us are valued at the purchase price per share; all other shares are valued as stated.  All shares issued were issued as restricted shares of our common stock.

 2009

On July 1, 2009, in connection with the closing of our reverse acquisition of Sano-Nevada and the related Stock Purchase and Plan of Reorganization Agreement dated April 2, 2009, we issued an aggregate of 9,542,000 shares of our common stock to the three former owners of Sano-Nevada:  Craig Sizer – 2,385,500 shares, Keith Houlihan – 2,385,500 shares and Maria Perez Sizer – 4,771,000 shares; and separately 250,000 shares were issued to Belmont Partners LLC.  In October 2010, the three former owners returned to the Company an aggregate of an additional 208,000 shares which had been issued on July 1, 2009, to them in error.  These shares were issued in reliance upon the registration exemption available under Section 4(2) of the Securities Act

On September 24, 2009, we issued to Abhishek Shrivastava (our chief technology officer) and his affiliated company, pursuant to his employment agreement, 2,000,000 shares of common stock at an agreed price of $20,000, or $0.001 per share, valued at $81,000 and we recorded the difference as stock-based compensation.  We issued these shares in reliance upon the registration exemption available under Section 4(2) of the Securities Act.

2010

On January 25, 2010, we issued 1,369,870 shares of common stock valued at $13,698.70, or $0.01 per share, to South Ocean Growth Equity in connection with it having helped us obtain a distribution agreement, and because the shares were issued below the $0.50 per share fair value we recorded a $671,000 expense.  We issued these shares in reliance upon the registration exemption available under Section 4(2) of the Securities Act.

On March 8, 2010, we issued shares of our common stock to the following individuals pursuant to written consulting agreements we entered into.  Michael Hall – 25,000 shares for human thermometer product development advise rendered and to be rendered pursuant to his January 5, 2010 consulting agreement: Paul Cameau – 20,000 shares for pet thermometer product and strategic development advice rendered and to be rendered pursuant to our September 11, 2009 consulting agreement: David F. Drake – 5,000 shares for product development, infrared technology, manufacturing, distribution and other advice rendered and to be rendered pursuant to our January 4, 2010, consulting agreement: Gary O’Hara – 15,000 shares for technology consulting advice and to be rendered pursuant to his March 3, 2010 consulting agreement; and Jordan Serlin – 62,500 shares pursuant to his December 1, 2009 employment agreement.  We issued these shares in reliance upon the registration exemption available under Section 4(2) of the Securities Act.

On September 9, 2010, we issued to Jordan Serlin 250,000 shares pursuant to our April 29, 2010, separation agreement in connection with the termination of his December 1, 2009 employment agreement.  We issued these shares in reliance upon the registration exemption available under Section 4(2) of the Securities Act.

2011

On April 26, 2011, we issued to David Matoory 1,000 shares in exchange for services.  On December 21, 2011 we issued 420,000 shares to AMG Development, LLC and entity controlled by the Company's CEO, Dom Gatto, such shares were issued in connection with a consulting agreement entered into on June 1, 2010.  Also on December 21, 2011, we issued 200,000 shares to Krishna Kumar and 2,000 shares to Website Consultants in exchange for services performed for the Company. We issued these shares in reliance upon the registration exemption available under Section 4(2) of the Securities Act.

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

OVERVIEW

 We design, develop and market a line of non-contact infrared thermometers principally for consumer home healthcare for children and, under the “ThermoPet” brand name, for pet dogs.  Our research efforts are focused on a second generation product with improved accuracy, and if our development is successful, we intend to introduce our second generation product line commercially into the “professional” market (medical and veterinary professionals and institutions) during the 2nd quarter of 2012, a market in which we conducted limited test-marketing during 2010.

For the years ended December 31, 2011 and 2010, our thermometer for pet dogs accounted for 16.1% and 58.1%, respectively, of all thermometer unit sales and 32.8% and 59.7%, respectively, of our gross revenues of $98,889 and $90,208, respectively.  For the year ended December 31, 2011 and 2010, test-marketing of our “professional” model accounted for 0.7% and 5.3% of unit sales and 3.9% and 16.2% of gross revenues while our model for use on children accounted for 83.2% and 36.6% of unit sales and 57.1% and 25.0% of gross revenues.  We have previously marketed our products principally on the Internet on Amazon.com and in the online catalogs of Frontgate.com (ThermoPet model only), and Hammacher.com (ThermoPet model only). We have agreements with a distributor, commissioned independent sales representatives, and resellers, and one reseller, Scar-Guard Inc., accounted for 14.3% of our total sales for the year ended December 31, 2010.

 Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements.. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe our critical accounting policies are those described below.

Revenue Recognition

The Company recognizes revenue at the time the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.

Certain product sales are subject to rights of return. Such rights include the right to return defective items within 30 days and with certain large accounts a right to return unsold products.  For products sold where the buyer has the right to return the product, the Company recognizes revenue at the time of sale only if (1) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the Company, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. The Company recognizes such product revenues when either it has met all the above criteria, including the ability to reasonably estimate future returns, when it can reasonably estimate that the return privilege has expired.

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

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of finished goods of non-invasive medical devices. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items, as follows:

•	Consumer demand – our first generation products have been discontinued and have been written down to lower of cost or market.
•
Current inventory levels – we have approximately 5,000 units remaining as of December 31, 2011. We are attempting to sell the remaining units as quickly and efficiently as possible in order to make room for our 2nd generation professional product.

•
Product life cycles – although we are currently in process of designing and manufacturing our 2nd generation professional models, we believe our first generation products are still readily marketable consumer products.

Stock-Based Compensation

The Company applies the fair value method as stipulated by accounting standards codification ("ASC 718"), Compensation - Stock Compensation, in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. As the Company does not have sufficient, reliable and readily determinable values relating to its common stock, the Company has used the stock value pursuant to its most recent private sale of stock for purposes of valuing stock based compensation. The Company believes that the market price of the Company's stock is not indicative of value as the stock is not widely held and trades infrequently.

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by A5C 740 "Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under A5C 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. Avaluation allowance is applied when in management's view it is more likely than not (50%) that such deferred tax will not be utilized.

The Company adopted certain provisions under A5C Topic 740, which provide interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company's adoption of these provisions, interest related to the unrecognized tax benefits is recognized in the financial statements as a component of income taxes.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2011, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the years ended 2008 through 2011.

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Year Ended December 31,
	2011	2010
Net sales revenue	100.0%	100.0%

Costs and expenses:
Cost of goods sold	173.9	81.7
Research and development	243.8	269.6
General and administrative	2,836.3	2,360.7
Depreciation and amortization	12.7	1.7
	2,713.7	2,713.7

Loss from operations	(3,166.7)	(2,613.7)

Other income (expense):
Interest expense	(179.1)	(105.6)

Loss before provision for income taxes	(3,345.9)	(2,719.3)
Provision for income taxes	—	—

Net loss	(3,345.9)%	(2,719.3)%

Results of Operations

Year Ended December 31, 2011 compared to the year Ended December 31, 2010

Revenues:  Revenues for the year ended December 31, 2011 were approximately $99,000 as compared to approximately $90,000 for the year ended December 31, 2010 and increase of 9.6%.  This increase is attributable to the sale at reduced prices of our discontinued 1st generation products.

Cost of Revenues: Cost of revenues, which consist of product, shipping and other costs totaled approximately $174,000 for the year ended December 31, 2011 as compared to $74,000 of such costs during the same period in 2010.   The increase is primarily a result of an inventory write downs totaling approximately $91,000 that was necessitated by the sale of our first generation products below cost.

Gross (Loss) Profit: Gross loss was approximately $76,000 for the year ended as compared to a gross profit of approximately $16,000 during the year ended December 31, 2010.  The decrease of $92,000 was primarily to the write down of inventory noted above.

Operating Expenses: Operating expenses consist of general and administrative expenses, stock compensation, depreciation, research and development, and selling expenses. For the year ended December 31, 2011, operating expenses totaled approximately $3.0 million as compared to approximately $2.4 million for the same period in 2010.  The approximate $600,000 increase (26.4%) was primarily a result of additional stock compensation expense of approximately $751,000, offset by a decrease in research and development and other expenses.

Net Loss: Net losses for the year ended December 31, 2011 was approximately $3.3 million compared to approximately $2.5 million for the year ended December 31, 2010. a increase of approximately $0.8 million (32.5%) primarily as a result of an increase in operating expenses as described above.

Financial Condition

December 31, 2011 compared to December 31, 2010

Assets.  At December 31, 2011 our total assets decreased by approximately $173,000 or 62.6%, to approximately $103,000. This was primarily attributable to a decrease of approximately $158,000 in inventory, $5,000 in cash and accounts receivable and $10,000 of depreciation and amortization of fixed and intangible assets.

Liabilities.  At December 31, 2011, our total liabilities increased by approximately $1.4 million or 51.0%, to approximately $4.1 million, attributable primarily to an increase of approximately $0.8 million in borrowings and related interest from an affiliate of Craig Sizer, our former Chairman and CEO and principal shareholder and increases of approximately $385,000 in accrued salaries and bonuses owed to our Management as of December 31, 2011.

Stockholders’ Deficit.  At December 31, 2011, our stockholders’ deficit increased by approximately $1.5 million , or 64.0%, to approximately $4.0 million, primarily due to our net loss of approximately $3.3 million offset by an increase of approximately $1.7 million in paid-in capital resulting from the issuance of stock in exchange for services.

Liquidity and Capital Resources

At December 31, 2011 our cash was $0. At March 31, 2012 our cash on hand was approximately $53,000.

Since our inception in 2009, we obtained our liquidity principally from approximately $2.1 million principal amount of cash advances from an affiliate of Craig Sizer, our Chairman and CEO and one of our principal shareholders.  The Company has executed promissory notes totaling approximately $2.1 million as of December 31, 2011, with CLSS Holdings, LLC (“CLSS”). Each note (a) bears annual interest ranging from  7.5% and 9.0% (20% upon the occurrence, and during the continuance, of an event of default), is convertible into our common stock at a fixed conversion price of between $0.25 and $0.50, and is not prepayable by us, and (b) is subject to a security agreement under which all of our assets secure our loan repayment obligation.  All of the notes mature between August 1, 2012 and October 1, 2012.The maturity dates of these notes have been extended by CLSS in the past, but there is no assurance that these will be further extended.

Although we intend to increase our revenue by engaging in more aggressive sales, marketing and advertising activity designed to increase awareness of our products, we still need substantial additional capital to finance our business activities on an ongoing basis, as our revenue is insufficient to fund our operations.

We are in the process of raising $3.0 million through a private placement of equity that through March 31, 2012 has raised $275,500 At March 31, 2012, we had approximately $53,000 in cash on hand; and unless and until we receive additional financing from third parties, which we may never achieve, in the absence of on-going cash infusions on an as needed basis by Mr. Sizer’s affiliate we would be unable to continue to operate.

Even if we are successful in raising the equity financing noted above will require substantial additional funds to finance our business activities and acquisition strategy on an ongoing basis. We have only limited commitments or arrangements with any person or entity to obtain any equity or debt financing, and there can be no assurance that the additional financing we require would be available on reasonable terms, if at all; and if available, any such financing likely would result in a material and substantial dilution of the equity interests of our current shareholders.  The unavailability of such additional financing could require us to delay, scale back or terminate our business activities, which would have a material adverse effect on our viability and prospects.  See Item 1A, Risk Factors – We May Be Unable to Continue as a Going Concern; and – The Substantial Additional Capital We Need May Not Be Obtainable, and Item 13, Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons and Borrowings.

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

Summary of Cash Flow for the year ended December 31, 2011

Our cash flows for the year ended December 31, 2011 and 2010 were as follows:

	Years Ended December 31,
	2011	2010
Net cash (used) by operating activities	$(636,240)	$(822,199)
Net cash (used) by investing activities	(2,679)	(63,558)
Net cash provided by financing activities	$636,083	$887,816

Operating Activities

Our total cash used by operating activities decreased by approximately $185,000 or 22.6% to approximately $636,000 for the year ended December 31, 2011, compared to approximately $822,000 for the year ended December 31, 2010. The decrease is primarily due to the decrease in inventory and reduction in the officer salary accruals offset by an increase in accounts payable and accrued interest as compared to the year ended December 31, 2010.

Investing Activities

Our total cash used by investing activities decreased by approximately $61,000, or 95.8% to  approximately $3,000 for the year ended December 31, 2011, compared to approximately $64,000 for the year ended December 31, 2010. The decrease is due to the reduction of additions to fixed assets and to intangible assets.

Financing Activities

Our total cash provided by financing activities decreased by approximately $251,000, or 28.3%, to approximately $636,000 for the year ended December 31, 2011, compared to approximately $888,000 for the year ended December 31, 2010. The decrease is primarily due to a reduction in borrowing from approximately $238,000 borrowed from an affiliate of Craig Sizer, our former Chairman and CEO and principal shareholder.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Notes to Consolidated Financial Statements included elsewhere herein for disclosure and discussion of new accounting standards.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sanomedics International Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Sanomedics International Holdings, Inc., as of December 31, 2011, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2011 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanomedics International Holdings, Inc., as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company’s dependence on outside financing, lack of sufficient working capital, and recurring operating losses raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mallah Furman
Fort Lauderdale, Florida
April 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Sanomedics International Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Sanomedics International Holdings, Inc. as of December 31, 2010 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2010 and the results of its operations and its stockholders equity and cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gruber & Company LLC
Gruber & Company LLC
Lake St. Louis Missouri
April 8, 2011

Sanomedics International Holdings, Inc.
Consolidated Balance Sheets

	December 31,
	2011	2010

Assets

Current Assets
Cash	$-	$2,837
Accounts receivable	2,753	7,371
Inventory	38,301	193,153
Other current assets	1,926	-
Total Current Assets	42,980	203,361

Fixed assets, net	21,350	24,201

Intangible assets, net	41,773	48,824

Total Assets	$106,103	$276,386

Liabilities and Stockholders’ Deficit

Current Liabilities
Bank overdraft	4,522	-
Accrued salaries payable	1,075,131	635,131
Accounts payable and other liabilities	162,760	18,090
Accrued interest payable	284,526	107,411
Due to related parties	32,877	-
Notes payable - related party	2,561,712	1,925,629
Total Current Liabilities	4,121,528	2,686,261

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.001 par value: 1,000 shares authorized,
issued and outstanding as of December 31, 2011 and 2010	1	1
Common stock, $0.001 par value: 250,000,000 shares authorized,
14,258,939 and 13,635,939 issued and outstanding as of December 31, 2011 and 2010, respectively.	14,259	13,636
Additional paid in capital	3,129,266	1,426,764
Stock subscription receivable	(20,000)	(20,000)
Accumulated deficit	(7,138,951)	(3,830,276)
Total Stockholders’ Deficit	(4,015,425)	(2,409,875)

Total Liabilities and Stockholders' Deficit	$106,103	$276,386

See accompanying notes to consolidated financial statements

Sanomedics International Holdings, Inc.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2011	2010

Revenues, net	$98,889	$90,208

Cost of goods sold	171,961	73,743

Gross profit (loss)	(73,072)	16,465

Operating expenses
General and administrative	2,804,758	2,129,577
Research and development	241,117	243,188
Depreciation and Amortization	12,582	1,551
Total operating expenses	3,058,457	2,374,316

Loss from operations	(3,131,529)	(2,357,851)

Other expense
Interest expense	(177,146)	(95,273)
Total other expense	(177,146)	(95,273)

Net loss before provision for income taxes	(3,308,675)	(2,453,124)
Income taxes	-	-
Net loss	$(3,308,675)	$(2,453,124)

Net loss per share - basic and diluted	$(0.24)	$(0.18)

Weighted average number of shares outstanding during the period - basic and diluted	13,653,711	13,335,000

See accompanying notes to consolidated financial statements

Sanomedics International Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2011 and 2010

						Stock		Total
	Preferred Stock, $.001 Par Value		Common Stock, $.001 Par Value		Additional	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid in Capital	Receivable	Deficit	Deficit

Balance December 31, 2009	1,000	$1	11,888,569	$11,889	$462,460	$(20,000)	$(1,377,152)	$(922,802)
Issuances of stock for cash ($.01) and services ($.50 per share)			1,497,370	1,497	746,952			748,449
Stock options to employees and consultants ($.50 per share)					92,602			92,602
Stock issued to an employee ($.50 per share)			250,000	250	124,750			125,000
Net loss for the year ended December 31, 2010							(2,453,124)	(2,453,124)
Balance December 31, 2010	1,000	1	13,635,939	$13,636	$1,426,764	$(20,000)	$(3,830,276)	$(2,409,875)
Stock compensation earned during the period					143,296			143,296
Stock issued to consultant ($1.50 per share)			3,000	3	4,497			4,500
Stock issued to consultants ($2.50 per share)			620,000	620	1,549,380			1,550,000
Issuance of warrants to purchase common stock					5,329			5,329
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(3,308,675)	(3,308,675)
Balance December 31, 2011	1,000	$1	14,258,939	$14,259	$3,129,266	$(20,000)	$(7,138,951)	$(4,015,425)

See accompanying notes to consolidated financial statements

Sanomedics International Holdings, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,308,675)	$(2,453,124)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,582	1,551
Stock based compensation	1,703,125	952,352
Changes in operating assets and liabilities
Accounts receivable	4,618	542
Inventory	154,852	(67,341)
Other current assets	(1,926)	2,653
Bank overdraft	4,522	-
Accrued salaries payable	440,000	628,458
Accounts payable and other liabilities	144,670	17,437
Accrued interest payable	177,115	95,273
Due to related parties	32,877	-
Net Cash Used In Operating Activities	(636,240)	(822,199)

CASH FLOWS USED FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,730)	(22,734)
Purchase of intangible assets	(949)	(40,824)
Net Cash Used In Investing Activities	(2,679)	(63,558)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable - related party	636,083	874,117
Proceeds from sale of common stock	-	13,699
Net Cash Provided By Financing Activities	636,083	887,816

Net (decrease) increase in cash	(2,837)	2,058

Cash - beginning of year	2,837	779

Cash - end of year	$-	$2,837

Supplemental Disclosure of Cash Flow Information

Non Cash Transactions:
Conversion of accrued liabilities to Convertible debt	$-	$464,994

See accompanying notes to consolidated financial statements

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

In connection with the reverse acquisition and recapitalization (see Notes 3 and 6), all share and per share amounts have been retroactively restated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries including Thermomedics Corporation and Sanomedics Development Corporation,  All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

The Company currently has limited revenue and is experiencing recurring losses. These factors raise substantial doubt about its ability to continue as a going concern. Management has financed the Company's operations principally through loans from an affiliate of the Company’s former CEO, who is also one of the principal shareholders.  The Company's has begun to raise capital through a $3.0 million private placement. Through March 31, 2011, the Company has raised $275,500. However, management cannot provide any assurances that the Company will be successful in completing this financing and accomplishing any of its plans.

During 2011 and 2010, the Company obtained its liquidity principally from approximately $2.1 million principal amount of cash advances from an affiliate of Craig Sizer, the former Chairman and CEO and one of the Company's principal shareholders.  The Company has executed promissory notes totaling approximately $2.1 million as of December 31, 2011, with CLSS Holdings, LLC (“CLSS”). (See Note 5)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing in addition to those funds provided by Mr. Sizer's affiliate and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains its cash in well-known banks selected based upon management's assessment of the banks’ financial stability. Balances may periodically exceed the $250,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

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

Reserves for Warranty

The Company records a reserve at the time product revenue is recorded based on historical rates.  The reserve is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line. The warranty reserve was approximately $1,000 at December 31, 2011 and 2010.

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

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs

Advertising costs, if any are expensed as incurred. There were no cost incurred for the years ended December 31, 2011 and 2010.

Shipping and Handling

Costs incurred by the Company for shipping and handling are included in costs of revenues.

Income Taxes

 Income taxes are accounted for under the asset and liability method as stipulated by ASC 740 "Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management's view it is more likely than not (50%) that such deferred tax will not be utilized.

The Company adopted certain provisions under ASC Topic 740, which provide interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company's adoption of these provisions, interest related to the unrecognized tax benefits is recognized in the financial statements as a component of income taxes.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2011, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the years ended 2008 through 2011.

Research and Development Expense

Costs related to research and development, which primarily consists of salaries and benefits, stock compensation, design, consulting and testing costs and are charged to expense as incurred

Patents

We capitalize external cost, such as filing fees and associated attorney fees,  incurred to obtain issued patents and patent license rights. We expense cost associated with maintaining and defending patents subsequent to their issuance in the period incurred. We amortize capitalized patent cost for internally generated patents on a straight-line basis over ten years, which represents  the estimate useful lives of the patents. The ten year estimated useful life for internally generated patents is based on our assessment of such factors as: the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time, and the length of license agreements for such patents. We assess the potential impairment to all capitalized net patent cost when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable. For the years ended December 31, 2011 and 2010 patents costs, net of amortization of $8,000 and $ 0, respectively, totaled $41,773 and $48,824, respectively and are included in intangibles  in the accompanying consolidated balance sheets.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, Earning per Share, formerly Statement of Accounting Standards SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) before and after discontinued operations, by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per share excludes all dilutive potential shares as their effect is anti-dilutive. For the years ended December 31, 2011 and 2010, outstanding stock options, warrants, and shares issuable upon conversion of convertible notes were anti-dilutive because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share. Potentially dilutive shares of 18.3 million and 15.3 million, respectively, have been excluded from the denominator in the computation of diluted EPS for the years ended December 31, 2011 and 2010, respectively, because they are anti-dilutive.

Stock Based Compensation

The Company applies the fair value method stipulated by ASC 718, Compensation - Stock Compensation in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. As the Company does not have sufficient, reliable and readily determinable values relating to its common stock, the Company has used the stock value pursuant to its most recent private sale of stock by an affiliate of our CEO, for purposes of valuing stock based compensation. The Company believes that the market price of the Company's stock is not indicative of value as the stock is not widely held and trades infrequently.

Fair Value

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

Level 1—Quoted market prices for identical assets or liabilities in active markets or observable inputs;

Level 2—Significant other observable inputs that can be corroborated by observable market data; and

Level 3—Significant unobservable inputs that cannot be corroborated by observable market data.

The carrying amounts of cash, accounts receivable, accrued salaries payable, accounts payable and other liabilities, accrued interest payable, due to related parties and notes payable - related party approximate fair value because of the short-term nature of these items.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on the Company’s

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment”. ASU 2011-08 amends the required annual impairment testing of goodwill by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test under Topic 350-24 and Topic 350-20-35-9 is unnecessary. However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-24 by calculating the fair value of the reporting unit and comparing the results with the carrying amount. If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-20-35-9. An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test. Additionally, the entity has the option to resume with the qualitative testing in any subsequent period. The amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 – FIXED ASSETS, NET

Fixed assets, net consist of the following:

	December 31,	December 31,
	2011	2010
Furniture and equipment	$27,715	$25,984
Less accumulated depreciation	6,365	1,783
	$21,350	$24,201

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLE -RELATED PARTY

Notes payable consists of the following:	December 31, 2011	December 31, 2010
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 8, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2012 (C)	$407,151	$407,151
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated December 7, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2012 (C)	117,164	117,164
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated April 6, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2012 (C)	245,116	245,116
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2012 (D)	223,500	223,500
Convertible Promissory Note - Craig Sizer dated September 30, 2010, Note accrues interest at 7.5% per annum due and payable on August 1, 2012 (B)	225,000	225,000
Convertible Promissory Note - Keith Houlihan dated September 30, 2010, Note accrues interest at 7.5% per annum due and payable on August 1, 2012 (B)	239,994	239,994
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on October 1, 2012 (A)	181,000	181,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 9% per annum, due and payable on October 1, 2012 (A)	367,000	–
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2011. Note accrues interest at 9% per annum, due and payable on September 30, 2012 (A)	220,000	–
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 7.5% per annum, due and payable on October 1, 2012 (A)	334,787	–
Total Notes	2,560,712	1,638,925
Other advances from CLSS Holdings, Inc, LLC, not evidenced by a promissory Note	1,000	286,704
	2,561,712	1,925,629

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

(A) The secured convertible promissory notes above are secured by substantially all the assets of the Company and are convertible, at the holder's option, into common shares of the Company at a fixed conversion price ranging from  $0.25 to $0.50 per share.   CLSS is wholly owned by the Company's Former CEO who also is a principal shareholder of the Company and Director.

(B) On June 30, 2010, the Company evidenced its obligations to pay accrued salaries to its Chief Executive Officer and its President in the amount of $225,000 and $239,994, respectively by issuing promissory notes.  The notes were due on August 1, 2011, bearing an interest rate of 7.5% per annum, however, on August 1, 2011, the Company, Craig Sizer and Keith Houlihan agreed to extend the maturity dates of the convertible Promissory Notes dated September 30, 2010 to August 1, 2012. At the executives’ option, the notes can be converted into common shares at a fixed conversion price $0.50 per share.

(C) On March 10, 2011, the Company and CLSS agreed to extend the maturity dates of the Secured Promissory Notes dated September 8, 2009, December 7, 2009, April 6, 2010 and June 30, 2010 to August 1, 2011.

(D) Also On August 1, 2011, the Company and CLSS agreed to further extend the maturity dates of the Secured Promissory Notes dated September 8, 2009, December 7, 2009, April 6, 2010 and September 30, 2010 to August 1, 2012.

On March 11, 2012, the Company and CLSS agreed to extend the maturity dates of the Secured Promissory Notes dated March 12, 2011 to October 1, 2012.

As of December 31, 2011 and 2010, interest accrued on the notes amounted to $284,526 and $107,411, respectively.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – EQUITY

Reverse Stock Split

Prior to the April 2, 2009 Acquisition Agreement and Plan of Share Exchange (the "Agreement"), the Company, had approximately 5,100,000 shares of common stock outstanding.  In connection with the Agreement, the Company effectuated a 1 for 25 reverse split. The reverse stock split was effective April 17, 2009 for holders of record as of April 15, 2009. All stock numbers have been restated to give retroactive effect to this reverse stock split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse stock split had occurred on January 1, 2009.

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
On April 26, 2011, we issued 3,000 shares to consultants in exchange for services rendered with a fair value of $1.50 per share

On December 21, 2011 we issued 420,000 shares to AMG Development, LLC an entity controlled by the Company's new CEO (effective January 1, 2012), Dom Gatto, such shares were issued in connection with a consulting agreement entered into on June 1, 2010.  Also on December 21, 2011, we issued 200,000 shares to a consultant in exchange for services performed for the Company. These shares had a fair value of $2.50 per share.

In connection with the Company's private placement memorandum dated November 18, 2011, the Company is to raise up to $3,000,000 of common equity at a price of $2.50 per share.  Each investor will receive one warrant to purchase common stock at a strike price of $3.75 for a period of 3 years from the date of the subscription. As of March 31, 2012, the Company has sold a total of 110,200, shares of common stock.  Of this amount 32,800 shares of such offering were acquired by an affiliate of Craig Sizer, the former CEO and Chairman.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – EQUITY (continued)

Stock Options

Pursuant to employment contracts entered into between the Company and its executive officers and consultants the Company granted an aggregate of 15 million options on January 6, 2009 and 3.5 million options on December 1, 2009.  Each of the options had a five year term with an exercise price of $0.05 per share.  These options had a fair value of approximately $482,000, based upon the management assumptions stated below using the Black-Scholes model as described above.

On November 17, 2009, the Company granted 100,000 seven-year stock options with an exercise price of  $1.50 per share.  The Company determined that the fair value of the options was $29,000, based upon the management assumptions stated below:

The following is a summary of the Company’s stock option activity for the year ended December 31, 2011 and 2010:

	Stock Options	Weighted Average Exercise Price($)
Outstanding – January 1, 2010	18,600,000	0.06
Exercisable - January 1, 2010	18,600,000	0.06
Granted	1,272,000	0.50
Exercised	–	–
Forfeited/Cancelled	(8,500,000)	0.05
Outstanding – December 31, 2010	11,372,000	0.11
Exercisable - December 31, 2010	10,274,000	0.08
Exercised	–	–
Forfeited/Cancelled	–	–
Outstanding – December 31, 2011	11,372,000	0.11
Exercisable - December 31, 2011	10,698,000	0.09

Stock Options Outstanding				Stock Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05 to $1.50	11,372,000	2.43 Years	$0.11	10,698,000	$0.09

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – EQUITY (continued)

Warrants

In connection with the Company's private placement memorandum dated November 18, 2011, the Company is to raise up to $3,000,000 of common equity at a price of $2.50 per share.  Each investor will receive one warrant to purchase common stock at a strike price of $3.75 for a period of 3 years from the date of the subscription.  As of March 31, 2012, the Company has sold a total of 110,200 shares of Common stock, resulting in the issuance of 110,200 warrants. Of this amount,  32,800 warrants of such were issued to an affiliate of Craig Sizer, the former CEO and Chairman.

The following is a summary of the Company’s warrant activity for the year ended December 31, 2011 and 2010:

	Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2010	150,000	3.00
Exercisable - January 1, 2010	150,000	3.00
Granted	–	–
Exercised	–	–
Forfeited/Cancelled	–	–
Outstanding – December 31, 2010	150,000	3.00
Exercisable - December 31, 2010	150,000	3.00
Granted	4,000	3.75
Exercised	–	–
Forfeited/Cancelled	–	–
Outstanding – December 31, 2011	154,000	3.02
Exercisable - December 31, 2011	154,000	3.02

Warrants Outstanding				Warrants Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.00 - 3.75	154,000	2.9 Years	$3.02	150,000	$3.02

The Company uses the Black-Scholes option pricing model to determine the fair value of its stock options and warrant issuance. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing stock options, the Company determined the expected volatility factor by comparing itself to the historic volatility of other companies in the same industry. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected term on its stock based compensation. The expected term of the Company’s stock options was based on an estimate of future employee exercises . The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The weighted average fair value of stock warrants and options granted for the periods ended December 31, 2011 and 2010 was $2.50 and $0.50, respectively

The fair value was determined based on the assumptions shown in the table below:

	2011	2010
Risk-free interest rate	0.98%	0.98%
Expected dividend yield	0%	0%
Expected volatility	100%	100%
Expected life	730 days	730 days
Expected forfeitures	0%	0%
Fair market value of common stock	$0.05-$2.50	$0.05-$0.50

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2011 and 2010 consists of the following:

	2011	2010
Gross deferred tax assets:
Net operating loss carryforwards	$766,546	$394,443
Accrued salaries	558,853	413,977
Accrued interest in convertible notes	107,067	40,419
Total deferred tax assets	1,432,466	848,839
Less: valuation allowance	(1,432,466)	(848,839)
Net deferred tax asset	$–	$–

The actual tax benefit differs from the expected tax benefit (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.5% for State income taxes, a blended rate of 37.63%) approximately as follows:

	2011	2010

Expected tax benefit – Federal	$(1,045,220)	$(792,916)
Expected tax benefit – State	(178,920)	(135,731)
Non-deductible stock compensation	639,633	358,370
Meals and entertainment	880	5,620
Change in Valuation Allowance	583,627	564,657
Actual tax expense (benefit)	$–	$–

The Company has a net operating loss carryforward for tax purposes totaling approximately $2.0 million at December 31, 2011, which begins to expire in 2019. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

Commitments

Under a consulting agreement, with a principal shareholder, commencing on January 5, 2009  and expiring on January 5, 2012, subject to termination rights of 90 days notice, Sano - Nevada agreed to pay $12,500 per month and issued a 5 year option to purchase 5,000,000 shares of common at $0.05 per share. On August 18, 2010, this agreement was terminated and the shareholder and the Company entered into to a three year employment agreement for the shareholder to serve as the Company's Chief Executive Officer at a base salary of $225,000 plus an annual cash bonus if the Company should meet certain milestones. On December 1, 2011, the shareholder resigned as Chief Executive Officer and Chairman.

The Company had entered into an employment agreements with three other executive officers: the President, the Chief Operating Officer and the Chief Technology Officer.  Each agreement was for three years effective January 1, 2009, unless terminated, and provided for a base salary which escalates based on time and the satisfaction of certain milestones.   As of December 31, 2011, the Company has deferred approximately $1.0 million in salaries, bonuses and consulting fees as a result of these agreements.

 SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

During 2009 The Company terminated the contract of its Chief Technical Officer and the Chief Operating Officer resigned.  As a result of the resignation, the Company entered into a settlement agreement with the former Chief Operating Officer dated April 29, 2010, under which the Company was obligated to issued 312,500 shares of common stock and pay $12,000 in cash. The termination of the employment contract with its Chief Technology Officer remains unresolved.  As a result of the termination, 8.5 million outstanding stock options have been cancelled.

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

Effective, January 1, 2012, the Company entered into an employment agreement with its new Chief Executive Officer.  Under this agreement the executive will receive: (i) an initial salary of $180,000; and (ii) an option to purchase 1,500,000 shares of the common stock of the Company; and (iii) is eligible to receive annual bonuses of up to $250,000 based upon the achievement of certain agreed upon management objectives as determined by the Company’s Board of Directors.

In connection with these agreements the Company has recorded bonus accruals totaling $0 and $302,000, for the years ended December 31, 2011 and 2010, respectively

Leases

The Company entered into a modification of its original lease agreement dated April 1, 2009 on March 22, 2010.  The modification increased the rental space from 1,167 to 1,950 square feet of office space.  The modification also extended the term from of the lease from 24 to 36 months, commencing on April 1, 2010.

Minimum lease commitments at December 31, 2011 are as follows:

2012	$48,100
2013	16,250
Thereafter	–
Totals	$64,350

NOTE 9 – SEGMENT REPORTING AND SIGNIFICANT CONCENTRATIONS

Segment Reporting

The Company currently operates in one reporting segment, the sale of non-contact thermometers; therefore, no segment data is provided.

Significant Concentrations

For the year ended December 31, 2011, two customers accounted for 56.9% of the Company sales, with each customer accounting for  23.3% and 33.6% of Company's sales, respectively, during the period. During the year ended December 31, 2010, two customers accounted for a total of 26.2% of the Company sales.

NOTE 10 – RELATED PARTY DISCLOSURE

During 2011 and 2010, the Company paid accounting fees to the firm of Koutoulas & Relis LLC aggregating $42,000 and $35,550, respectively.  Steven L. Relis, our Chief Financial Officer and Controller as of August 2010, is a member of that accounting firm.

On August 18, 2010, we issued to Mr. Relis an option to purchase 450,000 shares at a price of $0.50 per share until August 18, 2017, in consideration of his agreement to serve as our chief financial officer and controller.  These options are subject to vesting of 33% on each of the first and second anniversaries of the grant date, and 34% on the third anniversary thereof.

NOTE 11 – SUBSEQUENT EVENTS

On March 11, 2012, the Company and CLSS, agreed to extend the maturity dates of the Secured Promissory Notes dated March 12, 2011 to October 1, 2012.

Effective January 1, 2012, Dom Gatto was appointed Chief Executive Officer.

On March 26, 2012, Craig Sizer, the former Chief Executive Officer and Chairman of the Board, who resigned on January 1, 2012, was appointed to the Board of Directors.

Management has evaluated the subsequent events through April 16, 2012, the date at which the financial statements were available for issue.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

For the year ended December 31, 2011, we changed our auditors to Mallah Furman.  Prior to 2011 our audits were performed by from Gruber and Company.

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

The following discussion sets forth a summary of management’s evaluation of our disclosure controls and procedures as of December 31, 2011. In addition, this item provides a discussion of management’s evaluation of disclosure controls and procedures, followed by a summary of management’s remediation of the material weakness for accounting for taxes.

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

In connection with the preparation of our Annual Report as of December 31, 2011, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our directors and executive officers, and their respective ages, positions and offices, are as follows:

Name	Age	Position

Craig Sizer	43	Director

Dom L. Gatto	50	Chief Executive Officer

Keith Houlihan	43	President and Director

Gary J. O’Hara	61	Chief Technology Officer

Steven L. Relis	49	Chief Financial Officer and Controller

Dom Gatto has been our Chief Executive Officer since January 1, 2012. His professional experience includes many different areas in the medical industry. He has been involved in areas ranging from product management to executive management. During his tenure from 1989 to 1996 at Merocel Corporation, he had successfully developed and launched a number of innovative synthetic polymer based medical device products into the healthcare marketplace.  In 2000 he joined the breast cancer start-up company Acueity, Inc. as Executive Vice President of Operations overseeing product development, sales, marketing and production. Under his management, Acueity was featured in Time magazine as one of the top five medical technologies for breast cancer detection and treatment. From 2005 until his appointment at Sanomedics he was the founder and principal at AMG Development, a medical device consulting firm with clients ranging from Johnson & Johnson to small start-up firms. Mr. Gatto holds a BS degree in Marketing from Quinnipiac University and attended the Executive Management program at the John E. Anderson School of Business – UCLA. He is currently an advisor and mentor at Notre Dame University’s Mendoza School of Business for entrepreneurial studies.

Craig Sizer has been our Chief Executive Officer since February 10, 2010.  He co-founded and has served as Chairman of Sano-Nevada since February 2010.  Since July 2009 he has managed personal and family investments as the owner and President of CLSS Holdings LLC.  He has been involved in providing financing, financial consulting and/or investor relations to emerging private and public companies through Sizer Capital LLC (January 2008 – November 2009) and Sizer Capital Partners LP (January 2008 – November 2009), CRG Capital Investments LLC (September 2006 to September 2008), and B.E. Overseas Investment Group (December 2007 – August 2008), all of which he either founded or co-founded.  On November 17, 2008, Mr. Sizer and his affiliates Sizer Capital, LLC (“Sizer Capital”) and Sizer Capital Partners, LP (“SCP”) were the subject of a cease and desist order  issued by the Pennsylvania Securities Commission, in connection with the sale of unregistered securities.

Keith Houlihan has been our president and a director since April 2009.  He co-founded Sano-Nevada in January 2009 and has served as its president since then.  From March 2005 to February 2009, he has served as president of Meridian Solutions Group, Inc., an executive search and placement firm focused on the healthcare industry which he formed and which became substantially inactive in February 2009.

Gary J. O’Hara has been our Chief Technology Officer since July 28, 2010, and prior thereto he served as a consultant to us from March 3, 2010 to July 27, 2010.  He had been retired for more than the past five years.    He was the co-founder in 1985 of Intelligent Medical Systems Inc. (“IMS”) which  in 1993,was acquired by the Fortune 500 pharmaceutical manufacturer American Home Products (now a part of Pfizer).  Mr. O’Hara holds numerous patents related to medical devices and electronic computer games.  He has B.S. and M.S. degrees in Electrical Engineering from the University of Michigan as well as an MBA from Eastern Michigan University.

Steven L. Relis, has served as our Chief Financial Officer and Controller since August 2010.  Since 2002, Mr. Relis, has been a partner in the accounting firm of Koutoulas & Relis LLC (formerly known as Gutta, Koutoulas & Relis LLC).  From March 2001 to July 1, 2002, he was the Chief Accounting Officer of Gilat Latin America, a wholly owned subsidiary of Gilat Satellite Networks Ltd (NASDAQ - GILTF).  From June 1998 to March 2001, he served as the Chief Accounting Officer and Interim Chief Financial Officer of Ursus Telecom Corporation (NASDAQ - UTCC).  He was an audit manager with Deloitte and Touche in New York and Ernst & Young in Miami. At Ernst & Young he was part of the entrepreneurial services group, which specializes in supporting the needs of aggressive growth companies.  Mr. Relis received a B.S. in Business from Long Island University in 1985 and is a licensed Certified Public Accountant in the States of Florida and New York. He is a member of the American, Florida and New York Institutes of Certified Public Accountants.

Family Relationships

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Item 11.  Executive Compensation

Executive Compensation

The following table sets forth information about compensation paid or accrued during our last two completed fiscal years, i.e., December 31, 2010 and 2011, to (a) our Chief Executive Officer (principal executive officer), (b) (i) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of our last completed fiscal year, and (ii) up to two additional individuals for whom similar disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, provided their respective total compensation exceeded $100,000 during such fiscal year. We refer to all of the persons included in this table, collectively, as our “named executive officers”. The table excludes perquisites and personal benefits for a named executive officer which are less than $10,000 and that are not a reimbursement of taxes owed with respect thereto.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)(1)		Option Awards ($)(2)		Bonus			Total ($)

Craig Sizer, Former CEO	2011	$225,000	(1)	$0		$0			$225,000
	2010	$178,125	(1)	0		$125,000	(3)		$303,125

Dom Gatto, CEO	2011	$24,000	(7)	$1,050,000	(8)				$1,079,000
	2010	$26,250	(7)						$26,250

Keith Houlihan, President	2011	$160,000	(1)	0		0			$160,000
	2010	$160,000	(1)	0		$125,000	(3)		$285,000

Gary J. O’Hara, Chief Technology Officer	2011	$125,000		$92,602	(2)	0			$217,602
	2010	$57,292		$92,602	(2)	$55,750	(3	)(5)	$205,104

Steven Relis, CFO	2011	$43,000	(4)	$50,694	(2)				$93,694
	2010	$35,550	(4)	0					$35,550

Jordan Serlin Former Chief Operating Officer	2010	$42,257				$78,125	(6)		$120,382

(1)
Salary to Mr. Houlihan and Mr Sizer was unpaid and has been accrued and deferred and is payable by us pursuant to our June 30, 2010 promissory note due and payable on August 1, 2011, secured by substantially all of our assets and convertible into shares of our common stock at a fixed conversion price of $.50 per share.

(2)	Represents the vested portion of previous grants earned during the period, valued in accordance with ASC 718.

(3)
Represents 2010 bonuses earned by Mr. Sizer, Mr. Houlihan and Mr. O’Hara of $125,000, $125,000 and $52,000,  respectively.  See “Employment and Consulting Agreements with Named Executive Officers” below.

(4)	Represents payments to the accounting firm of Koutoulas and Relis, LLC, in which Steven L. Relis is a Partner.

(5)	Includes 15,000 shares valued at $0.25 per share issued pursuant to his March 3, 2010 consulting agreement.

(6)	Represents 312,500 shares issued pursuant to his December 1, 2009 employment agreement.

(7)	Represents payments made to AMG Consulting, LLC, in which Dom Gatto is the sole owner.

(8)
AMG consulting LLC, which is wholly owned by Dom Gatto, received 420,000 shares of common stock valued at $2.50 per share in connection with consulting activities . Such shares were issued to AMG Consulting, but are subject to forfeiture in the event that certain defined events do not occur.

Narrative Disclosure to Summary Compensation Table

Employment and Consulting Agreements with Named Executive Officers

Craig Sizer, Former CEO and Chairman

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

On December 1, 2011, Craig Sizer resigned as Chief Executive Officer, all amounts earned above remain unpaid through March 31, 2012.

Dom Gatto, CEO

On January 1, 2012, we entered into a an employment agreement with Dom Gatto to serve as our CEO until December 31, 2015 with successive one year renewal terms unless either party gives at least 30 days prior notice of non-renewal. We agreed to pay him an annual base salary of 180,000 for the first year, increasing to $235,000 in the second year. Mr. Gatto agreed to defer any salary in excess of $100,000 until such time as the Company raises at least $500,000 in equity or debt financing.  All such deferred salary shall become immediately payable upon an equity or debt raise of at least $1.0 million. We also agreed to pay a cash bonus equal to the greater of: (i) one and one half percent (1.5%) of the gross revenues of the Company as determined by the audit of the Company’s annual financial statements; or (ii) if milestones (“Milestone”) are achieved by the end of each fiscal year as agreed to by the parties hereto within 60 days of following the commencement of such fiscal year,  $125,000.  With respect to the fiscal year ended December 31, 2012, the Milestone shall be agreed to by the parties within the sixty day period following the effective date of the agreement.  With respect to the fiscal year ended December 31, 2013 and thereafter, the Milestone shall be as agreed to by the parties within the 60 day period following the end of the preceding fiscal year. In addition we agreed to grant Mr. Gatto option to purchase 1.5 million shares of common stock at $0.50.

Keith Houlihan, President

On January 5, 2009, we entered into an employment agreement, as amended and restated on August 18, 2010, with Keith Houlihan to serve as our President until August 17, 2013, with successive one year renewal terms unless either party gives at least 30 days prior notice of non-renewal.  We agreed to pay him an annual base salary of $200,000 (increased from $160,000, but without the previous 7% per year minimum annual increases or the increase to $250,000 in the event we were to either raise at least $1,000,000 during his employment or achieve annual gross revenues exceeding $1.5 million).  Mr. Houlihan originally agreed to defer his right to receive all his salary which was payable on demand; however, we restructured that demand obligation regarding the $239,944 in salary accrued as of June 30, 2010 by delivering to him pursuant to our promissory note in that principal amount, which note is due and payable on August 1, 2011, convertible into shares of our common stock originally at a price equal to the lower of $.50 per share or a 50% discount to the average bid price of our common stock over the three trading days preceding the request for conversion, but, by virtue of a note amendment dated December 20, 2010, convertible now at a fixed conversion price of $.50 per share, and secured by substantially all of our assets.  He also has deferred all salary due and payable to him on and after July 1, 2010.  On April 2, 2009, we issued to him a five-year option to purchase 5,000,000 shares at a price of $0.05 each, exercisable until January 5, 2011.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by each named executive officer at the end of our last completed fiscal year,  December 31, 2011:

Outstanding Equity Awards at Fiscal Year-End

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date

Craig Sizer	5,000,000	(1)	0		0.05	12/31/13

Keith Houlihan	5,000,000	(1)	0		0.05	12/31/13

Gary J. O’Hara	545,520	(2)	279,480	(2)	0.50	7/28/17

Steven L. Relis	150,000	(3)	300,000	(3)	0.50	8/28/17

(1)	Granted on April 2, 2009, and all options were immediately exercisable.

(2)	Granted on July 28, 2010, pursuant to the terms of his employment agreement; 271,260 options were immediately exercisable and 271,260 options vest on July 28, 2011 and 279,480 vest on July 28, 2012.
(3)	Granted on August 18, 2010, vesting 33% on each of the first and second anniversaries of the grant date, and 34% on the third anniversary thereof.

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

As of December 31, 2011 and 2010, there were 1,272,000 options outstanding under this plan.

Termination of Employment, Change in Control or Change in Responsibilities of Named Executive Officers

At December 31, 2011 and 2010, there were no compensatory plans or arrangements with any named executive officer (including payments to be received from us or any of our subsidiaries), which result or will result from the resignation, retirement or any other termination of employment of such named executive officer or from a change of control of us or any of our subsidiaries or any change in such named executive officer’s responsibilities with the exception of a provision in our employment agreement with Keith Houlihan, in which all salary deferred by such person would be due and payable by us in the event of a change in control, defined generally as the acquisition of beneficial ownership of a majority of our voting securities or the sale of substantially all of our assets.  See “Employment and Consulting Agreements with Named Executive Officers” above.

Director Compensation

Our directors do not receive any cash compensation for service on our board of directors or any committee, although we do reimburse directors for their reasonable out-of-pocket expenses associated with attending meetings, and no compensation was paid to any of our employee directors for services as a director during the year ended December 31, 2011 or 2010.  We do not have any compensation policy governing the issuance of shares of our common stock to non-employee directors, and our directors are not prohibited from receiving restricted stock grants.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 31, 2012, with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act)  who is known to us to be the beneficial owner of more than five percent of our common stock under the current rules of the Securities and Exchange Commission regarding beneficial ownership:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)

Common Stock	SOGE Sanomedics LLC(2) 1750 Clint Moore Rd Suite 109 Boca Raton, FL 33487	1,369,670		9.5%

Common Stock	Abhishek Shrivastava 325 S. Biscayne Blvd. #4020 Miami, FL 33131	1,359,445	(3)	9.5%

Common Stock	Robert E. Crawford, Jr. 61 Crestwood Drive St. Louis, MO 63105	900,000	(4)	6.3%

(1)
Applicable percentage ownership is based on 14,262,939 shares of our common stock, without taking into account our preferred stock (which is not convertible into common stock), outstanding as of March 31, 2012, as provided by our Transfer Agent, plus shares to be issued Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities.

(2)	Sean Heyniger is the managing member and has sole voting and investment power with respect to these shares.
(3)	Includes 859,445 shares owned by TopAhead Inc.
(4)	Includes 50,000 shares owned by REC Music Foundation.

The following table sets forth certain information as of March 31, 2011, with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act who is known to us to be the beneficial owner of more than five percent of our preferred stock under the current rules of the Securities and Exchange Commission regarding beneficial ownership:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)

Preferred Stock	Craig Sizer	750(2)	75%

Preferred Stock	Keith Houlihan	250	25%

(1)
Applicable percentage ownership is based on 1,000 shares of our preferred stock (which is not convertible into common stock), outstanding as of March 31, 2012. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities.

(2)	Includes 500 shares of preferred stock owned by CLSS Holding LLC, a Limited Liability Company of which he is the sole member.
(3)
The preferred stock is not convertible into Common stock of the Company. The preferred stock is entitled to vote, collectively, 51% of the total number of votes that may be cast for any proposals included election of the Board of Directors.

The following table sets forth certain information as of March 31, 2012 as to each class of our equity securities beneficially owned by (i) each of our directors and named executive officers and (ii) our directors and executive officers as a group.  Except as otherwise indicated, we have been advised that each of the persons listed below has sole voting and investment power over their listed shares:

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class (2)

Common Stock	Craig Sizer	12,312,608	(3)	47.46%

Common Stock	Dom Gatto	420,000	(8)	2.9

Common Stock	Keith Houlihan	6,851,488	(4)	34.5

Common Stock	Gary J. O’Hara	557,520	(5)	3.7

Common Stock	Steven L. Relis 1776 N. Pine Island Road Plantation, FL 33322	250,000	(6)	1.7

Common Stock	Named Executive Officers and Directors as a Group (5 persons)	19,971,576		57.5

(1)
Each person named is an executive officer and a director, except that Mr. Relis and Mr. O'hara are not directors.  Except as otherwise indicated, the address of each beneficial owner is c/o Sanomedics International Holdings, Inc., 80 SW 8 th  Street, Suite 2180, Miami, Florida 33130.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities.  Applicable percentage ownership is based on 14,262,939 shares of our common stock and 1,000 shares of our preferred stock (which is not convertible into common stock), outstanding as of March 25, 2012.

(3)
Includes the following:  (a) 300,143 shares owned by CLSS Holdings LLC, a limited liability company of which he is the sole member; (b) 384,628 shares owned by his wife Maria Perez Sizer, as to which she has sole voting and investment power; (b) 450,000 shares issuable at $0.50 per share to Mr. Sizer in the event he elects to convert our $225,000 note for the amount of his deferred salary due and payable at June 30, 2010; (c) 6,177,297 shares issuable to CLSS in the event it elects to convert its $2.1 million principal amount of the notes we issued to it for cash advances we received; (e) 5,000,000 shares issuable pursuant to the immediately exercisable stock option we granted to Mr. Sizer on April 2, 2009, which is exercisable at $0.05 per share until December 31, 2013.

(4)
Includes the following:  (a) 276,345 shares owned by Meridian Solutions Group, Inc., a company he owns; (b) 95,155 shares owned by his live-in partner Ingrid Martin through a limited liability company of which she is the sole member, as to which Ms. Martin has sole voting and investment power; (c) 479,988 shares issuable to Mr. Houlihan at $0.50 per share in the event he elects to convert our $239,994 note for the amount of his deferred salary due and payable at June 30, 2010; and (d) 5,000,000 shares issuable pursuant to the immediately exercisable option we granted to him on April 2, 2009, which is exercisable at $0.05 per share until December 31, 2013.

(5)
On July 28, 2010, we issued to Mr. O’Hara an option to purchase 822,000 shares at a price of $0.50 per share until July 27, 2017, and exercisable options to purchase 542,520 shares are immediately exercisable and included in the table; the earliest the other options can be exercised is on July 28, 2012.

(6)
Represents 100,000 shares issuable pursuant to the immediately exercisable stock option we granted to Koutoulas & Relis LLC (an accounting firm in which Mr. Relis is a member) on November 17, 2009, exercisable at $1.50 per share until December 31, 2014.  On August 18, 2010 we issued to Mr. Relis an option to purchase 450,000 shares at a price of $0.50 per share until August 18, 2017, 150,000 of which are exercisable and all of the remaining options are excluded from the table because they are not exercisable before August 18, 2012.

(7)	Less than 0.1%.
(8)	Includes 420,000 shares owned by AMG consulting, LLC, which is wholly owned by Dom Gatto

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

Borrowings

During 2009, 2010 and 2011 we obtained our liquidity principally from approximately $2.1 million  of cash advances we received from time to time, as needed, from an affiliate of Craig Sizer, our Chairman and CEO and one of our principal shareholders, as follows:

Description	Conversion price per share	Amount
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 8, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2012	$0.25	$407,151
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated December 7, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2012	0.25	117,164
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated April 6, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2012	0.25	245,116
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2012	0.25	223,500
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on October 1, 2012	0.50	181,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 9% per annum, due and payable on October 1, 2012	0.50	367,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2011. Note accrues interest at 9% per annum, due and payable on September 30, 2012	0.50	220,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 7.5% per annum, due and payable on October 1, 2012	0.50	334,787
Totals		$2,095,718

 Each loan is (a) evidenced by a promissory note which bears 9% annual interest (20% [15% in the March 2011 notes] upon the occurrence, and during the continuance, of an event of default), convertible into our common stock at a fixed price of $0.25 or $0.50 and not prepayable by us, and (b) subject to a security agreement under which all of our assets secure our loan repayment obligation.

 Compensation

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

During 2010 and 2011, we paid accounting fees to the firm of Koutoulas & Relis LLC aggregating $35,550 and $42,000, respectively.  On November 17, 2009, we issued to Koutoulas & Relis LLC a stock option entitling it to purchase 100,000 shares of common stock at an exercise price of a $1.50 per share until November 16, 2014, in consideration of that firm’s agreement to reduce its standard billing rates.  Steven L. Relis, our Chief Financial Officer and Controller as of August 2010, is a member of that accounting firm.

On August 18, 2010, we issued to Mr. Relis an option to purchase 450,000 shares at a price of $0.50 per share until August 18, 2017, in consideration of his agreement to serve as our chief financial officer and controller.  These options vest 33% on each of the first and second anniversaries of the grant date, and 34% on the third anniversary thereof.

Director Independence

There are no members of our board of directors who would be considered an “independent” director under the definition of “independence” set forth in NASDAQ Rule 5605(a)(2).

Item 14. Principal Accountant Fees and Services

Mallah Furman was engaged to be the Company's auditors for the year ended December 31, 2011, Gruber and Company, LLC were the auditors for 2010. Fees were incurred are as follows for the periods indicated:

		2011	2010
(1)	Audit Fees	$18,000	$6,000
	Audit-Related Fees	-	-
	Tax Fees	-	-
	All Other Fees	-	-

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

PART IV

Item 15, Exhibits, Financial Statement Schedules.

(a)	Financial Statements Filed

(b)	Exhibits:

Exhibit No.	Description of Exhibit

10.31	Secured Convertible Promissory Note dated December 31, 2011 to CLSS Holdings LLC

10.32	Employment Agreement with Dom Gatto, dated November 24, 2011, effective date January 1, 2012

10.33	Note Extension Agreement with CLSS Holdings LLC dated March 11, 2012

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.

By:	/s/ Dom Gatto
Dom Gatto
Chief Executive Officer
Date: April 16, 2012

By:	/s/ Steven L. Relis
Steven L. Relis
Chief Financial Officer and Controller
Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dom Gatto
Dom Gatto
Director and Principal Executive Officer

Date: April 16, 2012

By: /s/ Keith Houlihan
Keith Houlihan
Director and Principal Executive Officer

Date: April 16, 2012

By: /s/ Steven L. Relis
Steven L. Relis
Principal Financial and Accounting Officer

Date: April 16, 2012