Form 10-Q
period 2012-03-31
Sanomedics International Holdings, Inc
filed 2012-05-21
CIK 1501972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes ☒                        No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                       No   ☒

Class	Outstanding at May 15, 2012
Common Stock, $0.001 par value per share	14,369,139 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Sanomedics International Holdings, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$57,608	$-
Accounts receivable	11,072	2,753
Inventory	18,797	38,301
Other current assets	20,000	1,926
Total Current Assets	107,477	42,980

Fixed assets, net	20,289	21,350

Intangible assets, net	41,773	41,773

Total Assets	$169,539	$106,103

Liabilities and Stockholders’ Deficit

Current Liabilities
Bank overdraft	$-	$4,522
Accrued salaries payable	1,140,900	1,075,131
Accounts payable and other liabilities	129,762	162,760
Accrued interest payable	338,993	284,526
Due to related parties	23,271	22,877
Liability to issue stock	241,500	10,000
Notes payable - related party	2,595,712	2,561,712
Total Current Liabilities	4,470,138	4,121,528

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.001 par value: 1,000 shares authorized,
issued and outstanding as of March 31, 2012 and December 31, 2011	1	1
Common stock, $0.001 par value: 250,000,000 shares authorized,
14,258,939 and 14,258,939 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively.	14,259	14,259
Additional paid in capital	3,294,129	3,129,266
Stock subscription receivable	(20,000)	(20,000)
Accumulated deficit	(7,588,988)	(7,138,951)
Total Stockholders’ Deficit	(4,300,599)	(4,015,425)

Total Liabilities and Stockholders' Deficit	$169,539	$106,103

The accompanying notes are an integral part of these consolidated financial statements

Sanomedics International Holdings, Inc.
Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)

Revenues, net	$27,927	$21,940

Cost of goods sold	22,232	14,899

Gross profit	5,695	7,041

Operating expenses
General and administrative	391,704	243,387
Research and development	8,500	68,170
Depreciation and amortization	1,061	3,287
Total operating expenses	401,265	314,844

Loss from operations	(395,570)	(307,803)

Other expense
Interest expense	(54,467)	(34,651)
Total other expense	(54,467)	(34,651)

Net loss before income taxes	(450,037)	(342,454)
Income taxes	-	-
Net loss	$(450,037)	$(342,454)

Net loss per share - basic and diluted	$(0.03)	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	14,258,939	13,635,939

The accompanying notes are an integral part of these consolidated financial statements

Sanomedics International Holdings, Inc.
Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(450,037)	$(342,454)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,061	3,287
Stock compensation	164,863	-
Changes in operating assets and liabilities
Accounts receivable	(8,319)	696
Inventory	19,504	12,825
Other current assets	(18,074)	-
Accrued salaries payable	65,769	96,250
Accrued interest payable	54,467	34,651
Bank overdraft	(4,522)	-
Accounts payable and other liabilities	(33,000)	36,002
Due to related parties	394	-
Net Cash Used In Operating Activities	(207,892)	(158,743)

CASH FLOWS USED FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(1,730)
Purchase of intangible assets	-	(949)
Net Cash Used In Investing Activities	-	(2,679)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	34,000	166,022
Issuance of stock subscriptions payable	231,500	-
Net Cash Provided By Financing Activities	265,500	166,022

Net increase in cash	57,608	4,600

Cash - beginning of period	-	2,837

Cash - end of period	$57,608	$7,437

Supplemental Disclosure of Cash Flow Information

Noncash Transactions:
Conversion of accrued liabilities to convertible debt	$-	$464,994

The accompanying notes are an integral part of these consolidated financial statements

Sanomedics International Holdings, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10K, which contains the audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended December 31, 2011.  The interim results for the three months ended March 31, 2012 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

The Company currently has limited revenue and is experiencing recurring losses. These factors raise substantial doubt about its ability to continue as a going concern. Management has financed the Company's operations principally through loans from an affiliate of the Company’s former CEO, who is also one of the principal shareholders.  The Company's has begun to raise capital through a $3.0 million private placement. Through May 15, 2012, the Company has raised $310,000. However, management cannot provide any assurances that the Company will be successful in completing this financing and accomplishing any of its plans.

Through March 31, 2012, the Company obtained its liquidity principally from approximately $2.1 million principal amount of cash advances from an affiliate of Craig Sizer, the former Chairman and CEO and one of the Company's principal shareholders.  The Company has executed promissory notes totaling approximately $2.1 million as of March 31, 2012, with CLSS Holdings, LLC (“CLSS”), (See Note 5).

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing in addition to those funds provided by Mr. Sizer's affiliate and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains its cash in well-known banks based upon management's assessment of the banks’ financial stability. Balances may periodically exceed the $250,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

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

Reserves for Warranty

The Company records a reserve at the time product revenue is recorded based on historical rates.  The reserve is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line. The warranty reserve was approximately $1,000 at March 31, 2012 and December 31, 2011.

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

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by the Financial Accounting Standards Board  ("FASB") Accounting Standards Codification ("ASC Topic 740" Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC Topic 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management's view it is more likely than not (50%) that such deferred tax will not be utilized.

The Company adopted certain provisions under ASC Topic 740, which provide interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company's adoption of these provisions, interest related to the unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of March  31, 2012, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the tax years ended 2008 through 2011.

Research and Development Expense

Costs related to research and development, which primarily consists of salaries and benefits, stock compensation and consulting, are charged to expense as incurred

Patents

We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. We amortize capitalized patent costs for internally generated patents on a straight-line basis over five to  ten years, which represents the estimated useful lives of the patents. The estimated useful life for internally generated patents is based on our assessment of such factors as the length of license agreements, if any, for such patents and the expected product life of the product. We assess the potential impairment to all capitalized net patent costs when events or changes in circumstances indicate that the carrying amount of our patents may not be recoverable. As of March 31, 2012 and December 31, 2011, patents totaled $49,773, net of accumulated amortization of $8,000. There was no amortization during the first quarter of 2012.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, Earning per Share, which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) before and after discontinued operations, by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per share excludes all dilutive potential shares as their effect is anti-dilutive. For the three months ended March 31, 2012 and 2011, outstanding stock options, warrants, and shares issuable upon conversion of convertible notes were anti-dilutive because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share. Potentially dilutive shares of 18.3 million and 15.3 million, respectively, have been excluded from the denominator in the computation of diluted EPS for the years ended March 31, 2012 and 2011, respectively, because they are anti-dilutive.

Stock-Based Compensation

The Company applies the fair value method stipulated by ASC Topic 718, Compensation - Stock Compensation in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. As the Company does not have sufficient, reliable and readily determinable values relating to its common stock, the Company has used the stock value pursuant to its most recent private sale of stock by an affiliate of our CEO, for purposes of valuing stock based compensation. The Company believes that the market price of the Company's stock is not indicative of value as the stock is not widely held and trades infrequently.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption does not have a material effect on the Company’s consolidated financial position and results of operations.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment”. ASU 2011-08 amends the required annual impairment testing of goodwill by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test under Topic 350-24 and Topic 350-20-35-9 is unnecessary. However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-24 by calculating the fair value of the reporting unit and comparing the results with the carrying amount. If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-20-35-9. An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test. Additionally, the entity has the option to resume with the qualitative testing in any subsequent period. The amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption doest not have a material effect on the Company’s consolidated financial position or results of operations.

NOTE 3 – NOTES PAYABLE -RELATED PARTY

Notes payable consists of the following:	March 31, 2012	December 31, 2011
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 8, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2012 (C)(D)	$407,151	$407,151
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated December 7, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2012 (C)(D)	117,164	117,164
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated April 6, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2012 (C)(D)	245,116	245,116
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated June 30, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2012 (C)(D)	223,500	223,500
Convertible Promissory Note - Craig Sizer dated September 30, 2010, Note accrues interest at 7.5% per annum due and payable on August 1, 2012 (B)	225,000	225,000
Convertible Promissory Note - Keith Houlihan dated September 30, 2010, Note accrues interest at 7.5% per annum due and payable on August 1, 2012 (B)	239,994	239,994
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on October 1, 2012 (A)	181,000	181,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 9% per annum, due and payable on October 1, 2012 (A)	367,000	367,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2011. Note accrues interest at 9% per annum, due and payable on September 30, 2012 (A)	220,000	220,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 7.5% per annum, due and payable on October 1, 2012 (E)	334,787	334,787
Total Notes	2,560,712	2,560,712
Other advances from CLSS Holdings, Inc, LLC, not evidenced by a promissory Note	35,000	1,000
	2,595,712	2,561,712

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

(E) On March 11, 2012, the Company and CLSS agreed to extend the maturity dates of the Secured Promissory Notes dated March 12, 2011 to October 1, 2012.

As of March 31, 2012 and  December 31, 2011, interest accrued on the notes amounted to $338,993 and $284,526, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

Commitments

The Company had entered into an employment agreements with three other executive officers: the President, the Chief Operating Officer and the Chief Technology Officer. Each agreement was for three years effective January 1, 2009, unless terminated, and provided for a base salary which escalates based on time and the satisfaction of certain milestones. As of March 31, 2012, the Company has deferred approximately $1.1 million in salaries, bonuses and consulting fees as a result of these agreements.

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

NOTE 5- Shareholder’s Deficit

Common stock

During the three months ended March 31, 2012, the Company sold 92,600 shares of its common stock for a price of $2.50 per share for total proceeds of $231,500.   The shares were issued to the shareholders subsequent to the period ended March 31, 2012 and therefore the amount is shown as liability in the accompanying consolidated financial statements.

In addition, the Company issued 15,000 shares of common stock to a consultant for services valued at $2.50 per share.   As a result, the Company recorded stock compensation in the amount of $37,500.

Warrants

In connection with the Company’s offering the Company issued 92,600 three year warrants to purchase 92,600 shares of its common stock at a strike of $3.75 per share. As a result, the Company recorded stock compensation expense of approximately $127,000.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition, results of operations, liquidity and capital resources for the periods described. This discussion should be read in conjunction with our consolidated financial statements and the related notes in this report. This discussion contains forward-looking statements. Please see “Cautionary Note Regarding Forward-Looking Statements” for the risks, uncertainties and assumptions associated with these forward-looking statements.

OVERVIEW

 We design, develop and market a line of non-contact infrared thermometers principally for consumer home healthcare for children and, under the “ThermoPet” brand name, for pet dogs.  Our research efforts are focused on a second generation product with improved accuracy, and if our development is successful, we intend to introduce our second generation product line commercially into the “professional” market (medical and veterinary professionals and institutions) during the 2nd or 3rd quarter of 2012, a market in which we conducted limited test-marketing during 2010.

During the 1st quarter of 2012 our focus has been to sell the remaining 1st generation product line in order and to continue to develop our 2nd generation product line.  We have not completed the development of the 2nd generation products and therefore have no sales during the quarter.  We are also expending time and money in an effort to identify key acquisition targets in the sleep apnea space as described in our Form 10k for the Year Ended December 31, 2011

 Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe our critical accounting policies are those described below.

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

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of finished goods of non-invasive medical devices. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items, as follows:

●	Consumer demand – our first generation products have been discontinued and have been written down to lower of cost or market.
●
Current inventory levels – we have approximately 2,500 units remaining as of March 31, 2012. We are attempting to sell the remaining units as quickly and efficiently as possible in order to make room for our 2nd generation professional product.

●
Product life cycles – although we are currently in process of designing and manufacturing our 2nd generation professional models, we believe our first generation products are still readily marketable consumer products.

Stock-Based Compensation

The Company applies the fair value method stipulated by ASC Topic 718, Compensation - Stock Compensation in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. As the Company does not have sufficient, reliable and readily determinable values relating to its common stock, the Company has used the stock value pursuant to its most recent private sale of stock by an affiliate of our CEO, for purposes of valuing stock based compensation. The Company believes that the market price of the Company's stock is not indicative of value as the stock is not widely held and trades infrequently.

Income Taxes

  Income taxes are accounted for under the asset and liability method as stipulated by the ASC Topic 740 Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC Topic 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management's view it is more likely than not (50%) that such deferred tax will not be utilized.

The Company adopted certain provisions under ASC Topic 740, which provide interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company's adoption of these provisions, interest related to the unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of March  31, 2012, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the tax years ended 2008 through 2011.

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Net sales revenue	100.0%	100.0%

Costs and expenses:
Cost of goods sold	79.6	67.9
General and administrative	1,402.6	1,109.3
Research and development	30.4	310.7
Depreciation and amortization	3.8	15.0
	1,436.8	1435.0

Loss from operations	(1,416.4)	(1,402.9)

Other income (expense):
Interest expense	(195.0)	(157.9)

Loss before income taxes	(1,611.5)	(1,560.9)
Income taxes	—	—

Net loss	(1,611.5)%	(1,560.9)%

Results of Operations

Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

Revenues:  Revenues for the three months ended March  31, 2012 were approximately $28,000 as compared to approximately $22,000 for the three months ended March 31, 2011.  The increase was attributable to the price drop that was instituted in order to clear out the remaining first generation product line.

Cost of goods sold: Cost of goods sold, which consist of product, shipping and other costs, totaled approximately $22,000 for the three months ended March 31, 2012 as compared to $15,000 of such costs during the same period in 2011.   The increase was due to the reduced margins that occurred due to the dropping the price on our first generation products.

Gross Profit: Gross profit was approximately $6,000 for the three months ended March 31, 2012 as compared to approximately $7,000 during the same period in 2011, due primarily to the reasons stated above.

Operating Expenses: Operating expenses consist of general and administrative expenses, stock compensation, depreciation, research and development, and selling expenses. For the three months ended March 31, 2012, operating expenses totaled approximately $401,000 as compared to approximately $315,000 for the same period in 2011.  The approximate $86,000 increase was primarily a result of an increase in stock compensation amounting to $165,000 relating to the issuance of warrants to investors and for stock issued for consultants.  This increase was offset by a decrease officer payroll and legal and professional fees.

Net Loss: Net loss for the three months ended March 31, 2012 was approximately $450,000 compared to approximately $342,000 for the three months ended March 31, 2011 an increase of approximately $108,000 primarily as a result of a increase in operating expenses as described above.

Financial Condition

March 31, 2012 (unaudited) compared to December 31, 2011

Assets:  At March 31, 2012 as compared December 31, 2011, our total assets increased by approximately $64,000 or 59.8%, to approximately $170,000. This was primarily attributable to an increase of approximately $57,000 in cash, $8,000 in accounts receivable, $18,000 in other assets, offset by a $20,000 decrease in inventory.

Liabilities:  At March 31, 2012, our total liabilities increased by approximately $349,000 or 8.5%, to approximately $4.5 million, attributable primarily due to an increase of approximately $34,000 in borrowings from an affiliate of Craig Sizer, director and principal shareholder, increases of approximately $66,000 in accrued salaries and bonuses owed to our Management as of March 31, 2012 and an increase in accrued interest payable of $54,000 and stock subscription payable of approximately $232,000, offset by a decrease in accounts payable and other liabilities of approximately $33,000.

Stockholders’ Deficit:  At March 31, 2012, our stockholders’ deficit increased by approximately $286,000, or 7.1%, to approximately $4.3 million, primarily due to our net loss of approximately $450,000 offset by an increase in paid in capital of approximately $165,000 that resulted from the issuance of stock compensation.

Liquidity and Capital Resources

At March 31, 2012 our cash on hand was $57,608.

Since our inception in 2009, we obtained our liquidity principally from approximately $2.1 million principal amount of cash advances from an affiliate of Craig Sizer, our former Chairman and CEO and one of our principal shareholders.  The Company has executed promissory notes totaling approximately $2.1 million as of March 31, 2012, with CLSS Holdings, LLC (“CLSS”). Each note (a) bears annual interest ranging from  7.5% and 9.0% (20% upon the occurrence, and during the continuance, of an event of default), is convertible into our common stock at a fixed conversion price of between $0.25 and $0.50, and is not prepayable by us, and (b) is subject to a security agreement under which all of our assets secure our loan repayment obligation.  All of the notes mature between August 1, 2012 and October 1, 2012.The maturity dates of these notes have been extended by CLSS in the past, but there is no assurance that these will be further extended.

Although we intend to increase our revenue by engaging in more aggressive sales, marketing and advertising activity designed to increase awareness of our products, we still need substantial additional capital to finance our business activities on an ongoing basis, as our revenue is insufficient to fund our operations.

We are in the process of raising $3.0 million through a private placement of equity that through May 15, 2012 has raised $310,000.   At March 31, 2012, we had approximately $58,000 in cash on hand; and unless and until we receive additional financing from third parties, which we may never achieve, in the absence of on-going cash infusions on an as needed basis by Mr. Sizer’s affiliate we would be unable to continue to operate.

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

We also intend to seek to have our common stock listed on the OTC Bulletin Board or another exchange, which we believe would make it easier for us to raise capital from institutional investors and others. However, we do not have any commitments or arrangements to obtain any additional equity capital, and there can be no assurance that the additional financing we require would be available on reasonable terms, if at all.  The unavailability of additional financing could require us to delay, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on our company and its viability and prospects.

Summary of Cash Flow for the three months ended March 31, 2012

Our cash flows for the year ended March 31, 2012 and 2011, were as follows:

	Three Months Ended March 31,
	2012	2011
Net cash (used) in operating activities	$(207,891)	$(158,743)
Net cash (used) in investing activities	-	(2,679)
Net cash provided by financing activities	$265,500	$166,022

Operating Activities

Our total cash used by operating activities increased by approximately $49,000 or 31.0% to approximately $208,000 for the three months ended March 31, 2012, compared to approximately $159,000 for the three months ended March 31, 2011. The increase is primarily due to the increased loss, offset by non-cash items.

Investing Activities

Our total cash used by investing activities decreased by approximately $3,000 to $0 for the three months ended March 31, 2012, compared to approximately $3,000 for the three months  March 31, 2011. The decrease is due to less capitalized intangible patent assets and fixed assets, put into service during the period as compared to the same period a year ago.

Financing Activities

Our total cash provided for financing activities increased by approximately $99,000, or 59.9%, to approximately $266,000 for the three months ended  March 31, 2012, compared to approximately $166,000 for the three months ended March 31, 2011. The increase is primarily due to $231,500 raised in the Company's offering during the period.

Current Commitments for Expenditures

Our current cash commitments for expenditures are mainly operational and SEC compliance in nature. We seek to use current revenue to pay vendors for materials for contracts, for payroll, and related employment expenditures (i.e. benefits).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

Further information on our risk factors is contained in our filings with the SEC, including our 2011 annual report on Form 10-K filed on April 16, 2012.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures.

Disclosure Controls. As of March 31, 2012 we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based on their evaluation, our management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

None

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

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Sanomedics International Holdings Inc., 80 SW 8th Street, Suite 2180, Miami, Florida, 33130.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sanomedics International Holdings, Inc.

May 21, 2012	/s/ Dom Gatto
Dom Gatto
Chief Executive Officer (Principal Executive Officer)

May 21, 2012	/s/ Steven L. Relis
Steven L. Relis
Chief Financial Officer (Principal Financial Officer)