Form 10-Q
period 2012-06-30
Sanomedics International Holdings, Inc
filed 2012-08-14
CIK 1501972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                       No   ☒

Class	Outstanding at August 14, 2012
Common Stock, $0.001 par value per share	14,369,139 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Sanomedics International Holdings, Inc.
Consolidated Balance Sheets

	June 30, 2012	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$2,959	$-
Accounts receivable	7,353	2,753
Inventory	8,434	38,301
Other current assets	-	1,926
Total Current Assets	18,746	42,980

Fixed assets, net	19,273	21,350

Intangible assets, net	41,773	41,773

Total Assets	$79,792	$106,103

Liabilities and Stockholders’ Deficit

Current Liabilities
Bank overdraft	$-	$4,522
Accrued salaries payable	1,206,670	1,075,131
Accounts payable and other liabilities	128,521	162,760
Accrued interest payable	393,461	284,526
Due to related parties	43,424	22,877
Liability to issue stock	143,500	10,000
Notes payable - related party	2,608,712	2,561,712
Total Current Liabilities	4,524,288	4,121,528

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.001 par value: 1,000 shares authorized,
issued and outstanding as of June 30, 2012 and December 31, 2011	1	1
Common stock, $0.001 par value: 250,000,000 shares authorized,
14,369,939 and 14,258,939 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively.	14,369	14,259
Additional paid in capital	3,736,906	3,129,266
Stock subscription receivable	(20,000)	(20,000)
Accumulated deficit	(8,175,772)	(7,138,951)
Total Stockholders’ Deficit	(4,444,496)	(4,015,425)

Total Liabilities and Stockholders' Deficit	$79,792	$106,103

See accompanying notes to consolidated financial statements

Sanomedics International Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenues, net	$7,101	$10,225	$35,028	$32,165

Cost of goods sold	12,461	9,582	34,692	24,482

Gross profit (loss)	(5,360)	643	336	7,683

Operating expenses
General and administrative	525,875	272,016	917,579	515,401
Research and development	-	67,709	8,500	135,879
Depreciation and amortization	1,061	1,838	2,122	5,125
Total operating expenses	526,936	341,563	928,201	656,405

Loss from operations	(532,296)	(340,920)	(927,865)	(648,722)

Other expense
Interest expense	(54,489)	(45,021)	(108,956)	(79,672)
Total other expense	(54,489)	(45,021)	(108,956)	(79,672)

Net loss before income taxes	(586,785)	(385,941)	(1,036,821)	(728,394)
Income taxes	-	-	-	-
Net loss	$(586,785)	$(385,941)	$(1,036,821)	$(728,394)

Net loss per share - basic and diluted	$(0.04)	$(0.03)	$(0.07)	$(0.05)

Weighted average number of shares outstanding during the period - basic and diluted	14,258,939	13,635,939	14,258,939	13,635,939

See accompanying notes to consolidated financial statements

Sanomedics International Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,036,821)	$(728,394)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,122	5,125
Stock compensation	369,751	-
Changes in operating assets and liabilities
Accounts receivable	(4,600)	4,834
Inventory	29,867	17,983
Other current assets	1,926	-
Accrued salaries payable	131,539	192,500
Accrued interest payable	108,935	79,641
Bank overdraft	(4,522)	-
Accounts payable and other liabilities	(34,240)	62,502
Due to related parties	20,547	-
Net Cash Used In Operating Activities	(415,496)	(365,809)

CASH FLOWS USED FROM INVESTING ACTIVITIES
Purchase of fixed assets	(45)	(1,730)
Purchase of intangible assets	-	(950)
Net Cash Used In Investing Activities	(45)	(2,680)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	47,000	387,083
Issuance of stock subscriptions payable	133,500	-
Sale of common stock	238,000
Net Cash Provided By Financing Activities	418,500	387,083

Net increase in cash	2,959	18,594

Cash - beginning of period	-	2,837

Cash - end of period	$2,959	$21,431

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

See accompanying notes to consolidated financial statements

Sanomedics International Holdings, Inc.
Consolidated Notes to Financial Statements
June 30, 2012
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

The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10K, which contains the audited consolidated financial and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended December 31, 2011.  The interim results for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation. The Company consolidates the following companies:

•	Thermomedics Inc.
•	Sanomedics Development Inc.
•	Anovent, Inc.

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

The Company currently has limited revenue and is experiencing recurring losses. These factors raise substantial doubt about its ability to continue as a going concern. Management has financed the Company's operations principally through loans from an affiliate of the Company’s former CEO, who is also one of the principal shareholders.  The Company's has raised $434,000 of capital through a private placement memorandum through June 30, 2012 in order to provide for short term liquidity. However, management cannot provide any assurances that the Company will be successful in raising additional capital in order to meet its objectives and accomplish any of its  plans.

Through June 30, 2012, the Company obtained its liquidity principally from approximately $2.1 million principal amount of cash advances from CLSS Holdings, LLC ("CLSS") an affiliate of Craig Sizer, the former Chairman and CEO and one of the Company's principal shareholders.  The Company has executed promissory notes payable totaling approximately $2.1 million as of June 30, 2012, to CLSS. (See Note 6).

The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing in addition to those funds provided by Mr. Sizer's affiliate and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period's presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

 Certain product sales are subject to rights of return.  Such rights include the right to return defective items within 30 days and with certain large accounts the right to return unsold products.  For products sold where the buyer has the right to return the product, the Company recognizes revenue at the time of sale only if (1) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the Company, or the buyer is obligated to pay the Company and the sale is not contingent on resale of the product, (3) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the Company, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. The Company recognizes such product revenues when either it has met all the above criteria, including the ability to reasonably estimate the right of return of unsold items, or when it can reasonably estimate that the return privilege has expired.

 Revenue from sales of the Company’s products is recorded when title and risk of loss have passed to the buyer and provided the criteria for revenue recognition is met. The Company sells its products to individual consumers and resellers upon receipt of a written order. The Company has a limited return policy for defective items that requires that the buyer give the Company notice within 30 days after receipt of the product, however such risk is passed to the manufacturer and therefore, the Company recognizes revenue at the time of delivery without providing any warranty reserve. For sales made by any large account with a right to return unsold items the Company either provides for a reserve for the estimated amount of unsold items, if it can reasonably estimate such returns, or records revenue only when the account provides definitive sales information.

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

Reserves for Warranty

The Company records a reserve at the time product revenue is recorded based on historical rates.  The reserve is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line. The warranty reserve was approximately $1,000 at June 30, 2012 and December 31, 2011.

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

 Shipping and Handling

Costs incurred by the Company for shipping and handling are included in costs of goods sold.

Income Taxes

 Income taxes are accounted for under the asset and liability method as stipulated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 740 "Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management's view it is more likely than not (50%) that such deferred tax will not be utilized.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of June 30, 2012, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the tax years ended 2008 through 2011.

Research and Development Expense

Costs related to research and development, which primarily consists of salaries and benefits, stock compensation and consulting, are charged to expense as incurred

Patents

We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. We amortize capitalized patent costs for internally generated patents on a straight-line basis over five to  ten years, which represents the estimated useful lives of the patents. The estimated useful life for internally generated patents is based on our assessment of such factors as the length of license agreements, if any, for such patents and the expected life of the product. We assess the potential impairment to all capitalized net patent costs when events or changes in circumstances indicate that the carrying amount of our patents may not be recoverable. As of June 30, 2012 and December 31, 2011, patents totaled $49,773, net of accumulated amortization of $8,000. There was no amortization during the first half of 2012 as these patents are for products not ready for market.

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, "Earning per Share", which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) before and after discontinued operations, by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per share excludes all dilutive potential shares as their effect is anti-dilutive. For the six months ended June 30, 2012 and 2011, outstanding stock options, warrants, and shares issuable upon conversion of convertible notes were anti-dilutive because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share. Potentially dilutive shares of 18.5 million have been excluded from the denominator in the computation of diluted EPS for the six months ended June 30, 2012 and 2011, respectively, because they are anti-dilutive.

Stock-Based Compensation

The Company applies the fair value method stipulated by ASC Topic 718, "Compensation - Stock Compensation" in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. As the Company does not have sufficient, reliable and readily determinable values relating to its common stock, the Company has used the stock value pursuant to its most recent private sale of stock by an affiliate of our CEO, for purposes of valuing stock based compensation. The Company believes that the market price of the Company's stock is not indicative of value as the stock is not widely held and trades infrequently.

Recent Accounting Pronouncements

In May 2011, FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on the Company’s Consolidated financial position and results of operations.

In September 2011, FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment”. ASU 2011-08 amends the required annual impairment testing of goodwill by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test under Topic 350-24 and Topic 350-20-35-9 is unnecessary. However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-24 by calculating the fair value of the reporting unit and comparing the results with the carrying amount. If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-20-35-9. An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test. Additionally, the entity has the option to resume with the qualitative testing in any subsequent period. The amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02,[Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment]. This ASU simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. When adopted, this ASU will not have a material impact on the Company’s Consolidated Financial Statements as it only impacts the timing of when the Company is required to perform the two-step impairment tests of its indefinite-lived intangible assets other than goodwill.

NOTE 3 – NOTES PAYABLE -RELATED PARTY

Notes payable consists of the following:	June 30, 2012	December 31, 2011
	(unaudited)	(Audited)
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 8, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2012 (C)(D)	$407,151	$407,151
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated December 7, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2012 (C)(D)	117,164	117,164
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated April 6, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2012 (C)(D)	245,116	245,116
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2012 (C)(D)	223,500	223,500
Convertible Promissory Note - Craig Sizer dated September 30, 2010, Note accrues interest at 7.5% per annum due and payable on August 1, 2012 (B)	225,000	225,000
Convertible Promissory Note - Keith Houlihan dated September 30, 2010, Note accrues interest at 7.5% per annum due and payable on August 1, 2012 (B)	239,994	239,994
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on October 1, 2012 (A)	181,000	181,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 9% per annum, due and payable on October 1, 2012 (A)	367,000	367,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2011. Note accrues interest at 9% per annum, due and payable on September 30, 2012 (A)	220,000	220,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 7.5% per annum, due and payable on October 1, 2012 (A)(E)	334,787	334,787
Total Notes	2,560,712	2,560,712
Other advances from CLSS Holdings, Inc, LLC, not evidenced by a promissory Note	48,000	1,000
	$2,608,712	$2,561,712

The above notes were amended on December 20, 2010 to remove the variable component of the notes which allowed for the  conversion of the above notes into common shares of the Company at the lesser of $0.25 or a 45% discount to the average closing bid price of its common stock for the six trading days prior to the conversion. There is no beneficial conversion feature associated with these notes as the variable and fixed conversion price of these notes were in excess of the fair market value of the Company's common stock.

(A) The secured convertible promissory notes above are secured by substantially all the assets of the Company and are convertible, at the holder's option, into common shares of the Company at a fixed conversion price ranging from  $0.25 to $0.50 per share.   CLSS is wholly owned by the Company's former CEO and director who also is a principal shareholder of the Company.

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

(C) On March 10, 2011, the Company and CLSS agreed to extend the maturity dates of the Secured Promissory Notes dated September 8, 2009, December 7, 2009, April 6, 2010 and June 30, 2010 to August 1, 2012. (see Note 6)

(D) On August 1, 2011, the Company and CLSS agreed to further extend the maturity dates of the Secured Promissory Notes dated September 8, 2009, December 7, 2009, April 6, 2010 and September 30, 2010 to August 1, 2012. (see Note 6)

(E) On March 11, 2012, the Company and CLSS agreed to extend the maturity dates of the Secured Promissory Notes dated March 12, 2011 to October 1, 2012.

As of June 30, 2012 and  December 31, 2011, interest accrued on the notes amounted to $393,461 and $284,526, respectively.  These amounts have been reflected as interest payable on the accompanying consolidated balance sheets.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that could have a material impact on the Company's financial position.

Commitments

The Company had entered into an employment agreements with three other executive officers: the President, the Chief Operating Officer and the Chief Technology Officer.  Each agreement was for three years effective January 1, 2009, unless terminated, and provided for a base salary which escalates based on time and the satisfaction of certain milestones.   As of June 30, 2012 and December 31, 2011, the Company has deferred approximately $1.2 and $1.1 million, respectively, in salaries, bonuses and consulting fees as a result of these agreements.  These amounts are reflected as accrued salaries payable in the accompanying  consolidated balance sheets

Effective, January 1, 2012, the Company entered into an employment agreement with its new Chief Executive Officer.  Under this agreement the executive will receive: (i) an initial salary of $180,000; and (ii) an option to purchase 1,500,000 shares of the common stock of the Company; and (iii) is eligible to receive annual bonuses of up to $250,000 based upon the achievement of certain agreed upon management objectives as determined by the Company’s Board of Directors.

NOTE 5- SHAREHOLDER’S DEFICIT

Common stock

During the six months ended June 30, 2012, the Company sold 148,600 shares of its common stock for a price of $2.50 per share for total proceeds of $371,500. Shares totaling 78,400 were issued to the shareholders subsequent to the period ended June 30, 2012 and therefore the amount is shown as a liability in the accompanying consolidated financial statements.

In addition, the Company issued 55,000 shares of common stock to consultants for services valued at $2.50 per share. As a result, the Company recorded stock compensation in the amount of $137,500.

Warrants

In connection with the Company’s offering the Company issued 173,600 three year warrants to purchase 173,600 shares of its common stock at a strike of $3.75 per share. As a result, the Company recorded stock compensation expense based on the Black Scholes Model of approximately $232,000.

NOTE 6  – SUBSEQUENT EVENTS

On August 1, 2012, convertible notes totaling $1,457,925 came due.  Each convertible note holder has agreed to convert the note plus the accrued interest of $300,385 into shares of common stock at conversion prices ranging from $0.25 to $0.50.  As a result, the Company will issue 5,957,448 shares of common stock.

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

OVERVIEW

 We design, develop and market a line of non-contact infrared thermometers principally for consumer home healthcare for children and, under the “ThermoPet” brand name, for pet dogs.  Our research efforts are focused on a second generation product with improved accuracy, and if our development is successful, we intend to introduce our second generation product line commercially into the “professional” market (medical and veterinary professionals and institutions) during the 3rd quarter of 2012, a market in which we conducted limited test-marketing during 2010.

During the 1st and 2nd quarter of 2012 our focus has been to sell the remaining 1st generation product line in order and to continue to develop our 2nd generation product line.  We have not completed the development of the 2nd generation products and therefore have no sales during the quarter.  We are also expending time and money in an effort to identify key acquisition targets in the sleep apnea space as described in our Form 10k for the Year Ended December 31, 2011

 Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements.. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe our critical accounting policies are those described below.

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
•
Current inventory levels – we have approximately  2,000 units remaining as of June 30, 2012. We are attempting to sell these remaining units as quickly and efficiently as possible in order to make room for our 2nd generation professional product.

•
Product life cycles – although we are currently in process of designing and manufacturing our 2nd generation professional models, we believe our first generation products are still readily marketable consumer products.

Stock-Based Compensation

The Company applies the fair value method stipulated by ASC Topic 718, "Compensation - Stock Compensation" in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. As the Company does not have sufficient, reliable and readily determinable values relating to its common stock, the Company has used the stock value pursuant to its most recent private sale of stock by an affiliate of our CEO, for purposes of valuing stock based compensation. The Company believes that the market price of the Company's stock is not indicative of value as the stock is not widely held and trades infrequently.

Income Taxes

 Income taxes are accounted for under the asset and liability method as stipulated by the financial Accounting Standards Board  ASC Accounting Standards Codification Topic 740 "Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management's view it is more likely than not (50%) that such deferred tax will not be utilized.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of June 30, 2012, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the tax years ended 2008 through 2011.

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Six Months Ended June 30,
	2012		2011
Net sales revenue	100.0%		100.0%

Costs and expenses:
Cost of goods sold	99.0		76.1
Research and development	24.3		422.4
General and administrative	2,619.6		1,602.5
Depreciation and amortization	6.1		15.9
	2,749.0		2,116.9

Loss from operations	(2,649.0)		(2,016.9)

Other income (expense):
Interest expense	(311.1)		(247.7)

Loss before provision for income taxes	(2,960.1)		(2,264.6)
Provision for income taxes	—		—

Net loss	(2,960.1	) %	(2,264.6	) %

Results of Operations

Six Months Ended June 30, 2012 compared to the Six Months Ended June 30, 2011

Revenues:  Revenues for the six months ended June 30, 2012 were approximately $35,000 as compared to approximately $32,000 for the six months ended June 30, 2011.  The increase was attributable to the price drop that was instituted in order to clear out the remaining first generation product line.

Cost of goods sold: Cost of goods sold, which consist of product, shipping and other costs, totaled approximately $35,000 for the six months ended June 30, 2012 as compared to $24,000 of such costs during the same period in 2011.   The increase was due to the reduced margins that occurred due to reducing the price on our first generation products.

Gross Profit: Gross profit was $336 for the six months ended June 30, 2012 as compared to a approximately $8,000 during the same period in 2011, due primarily to the reasons stated above.

Operating Expenses: Operating expenses consist of general and administrative expenses, stock compensation, depreciation, research and development, and selling expenses. For the six months ended June 30, 2012, operating expenses totaled approximately $928,000 as compared to approximately $656,000 for the same period in 2011.  The approximate $272,000 increase was primarily a result of an increase in stock compensation amounting to $370,000 relating to the issuance of warrants to investors and for stock issued to consultants.

Net Loss: Net loss for the six months ended June 30, 2012 was approximately $1.0 million compared to approximately $728,000 for the six months ended June 30, 2011 an increase of approximately $309,000 primarily as a result of an increase in operating expenses as described above offset by a decrease in research and development costs.

Three Months Ended June 30, 2012 compared to the three Months Ended June 30, 2011

Revenues:  Revenues for the three months ended June 30, 2012 were approximately $7,000 as compared to approximately $10,000 for the three months ended June 30, 2011.  The decrease was attributable to the price per unit decrease that was instituted in order to clear out the remaining first generation product line.

Cost of goods sold: Cost of goods sold, which consist of product, shipping and other costs, totaled approximately $12,000 for the three months ended June 30, 2012 as compared to approximately $10,000 of such costs during the same period in 2011.   The increase was due to the write-down of the inventory during the period to reflect lower of cost or market.
,
Gross Profit(loss): Gross loss was approximately $5,000 for the three months ended June 30, 2012 as compared to a a gross profit of approximately $600 during the same period in 2011, due primarily to the reasons stated above.

Operating Expenses: Operating expenses consist of general and administrative expenses, stock compensation, depreciation, research and development, and selling expenses. For the three months ended June 30, 2012, operating expenses totaled approximately $527,000 as compared to approximately $342,000 for the same period in 2011.  The approximate $185,000 increase was primarily a result of an increase in stock compensation amounting to $230,000 relating to the issuance of warrants to investors and for stock issued to consultants.

Net Loss: Net loss for the three months ended June 30, 2012 was approximately $587,000 compared to approximately $386,000 for the three months ended June 30, 2011 an increase of approximately $201,000 primarily as a result of a increase in operating expenses as described above offset by a decrease in research and development costs.

Financial Condition

June 30, 2012 (unaudited) compared to December 31, 2011

Assets.  At June 30, 2012 as compared December 31, 2011 our total assets decreased by approximately $26,000 or 24.8%, to approximately $80,000. This was primarily attributable to an increase of approximately $3,000 in cash, $5,000 in accounts receivable, offset by a $30,000 decrease in inventory.

Liabilities.  At June 30, 2012, our total liabilities increased by approximately $403,000 or 9.8%, to approximately $4.5 million, attributable primarily due to an increase of approximately $47,000 in borrowings from an affiliate of a director and principal shareholder, increases of approximately $132,000 in accrued salaries and bonuses owed to our management as of June 30, 2012 and an increase in accrued interest payable of $108,000 and stock subscription payable of approximately $134,000, offset by a decrease in accounts payable and other liabilities of approximately $34,000.

Stockholders’ Deficit.  At June 30, 2012, our stockholders’ deficit increased by approximately $430,000, or 10.7%, to approximately $4.4 million, primarily due to our net loss of approximately $937,000 offset by an increase in paid in capital of approximately $508,000 that resulted from the issuance of stock compensation and the sale of common stock to investors.

Liquidity and Capital Resources

At June 30, 2012 our cash on hand was $2,959.

Since our inception in 2009, we obtained our liquidity principally from approximately $2.1 million principal amount of cash advances from an affiliate of Craig Sizer, a director and principal shareholder.  The Company has executed promissory notes totaling approximately $2.1 million as of June 30, 2011, with CLSS Holdings, LLC (“CLSS”). Each note (a) bears annual interest ranging from  7.5% and 9.0% (20% upon the occurrence, and during the continuance, of an event of default), is convertible into our common stock at a fixed conversion price of between $0.25 and $0.50, and is not prepayable by us, and (b) is subject to a security agreement under which all of our assets secure our loan repayment obligation.  All of the notes mature between August 1, 2012 and October 1, 2012. The maturity dates of these notes have been extended by CLSS in the past, but there is no assurance that these will be further extended. On August 1, 2012, convertible notes totaling $1,457,925 came due.  Each convertible note holder has agreed to convert the note into shares of common stock at conversion prices ranging from $0.25 to $0.50.  As a result, the Company will issue 5,957,448 shares.

Although we intend to increase our revenue by engaging in more aggressive sales, marketing and advertising activity designed to increase awareness subsequent to June 30, 2012 the Company received $52,500 of our products, we still need substantial additional capital to finance our business activities on an ongoing basis, as our revenue is insufficient to fund our operations.

The Company's raised a total of $434,000 of capital through a private placement of which $371,500 was received during the six months ended June 30, 2012. The funds were raised to provide for some short term liquidity; however, management cannot provide any assurances that the Company will be successful in raising additional capital in order to meet its objectives and accomplish any of its plans.  At June 30, 2012, we had approximately $3,000 in cash on hand and unless and until we receive additional financing from third parties, which we may never achieve, in the absence of on-going cash infusions on an as needed basis by Mr. Sizer’s affiliate, we would be unable to continue to operate.

Even if we are successful in raising the equity financing noted above we will require substantial additional funds to finance our business activities and acquisition strategy on an ongoing basis. We have only limited commitments or arrangements with any person or entity to obtain any equity or debt financing, and there can be no assurance that the additional financing we require would be available on reasonable terms, if at all; and if available, any such financing likely would result in a material and substantial dilution of the equity interests of our current shareholders.  The unavailability of such additional financing could require us to delay, scale back or terminate our business activities, which would have a material adverse effect on our viability and prospects.

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

Summary of Cash Flow for the six months ended June 30, 2012

Our cash flows for the six months ended June 30, 2012 and 2011, were as follows:

	Six Months Ended June 30,
	2012	2011
Net cash (used) in operating activities	$(415,496)	$(365,809)
Net cash (used) in investing activities	(45)	(2,680)
Net cash provided by financing activities	$418,500	$387,083

Operating Activities

Our total cash used in operating activities increased by approximately $50,000 or 13.6% to approximately $415,000 for the six months ended June 30, 2012, compared to approximately $366,000 for the six months ended June 30, 2011. The increase is primarily due to the increased loss, offset by non-cash items.

Investing Activities

Our total cash used in investing activities decreased by approximately $3,000 to $0 for the six months ended June 30, 2012, compared to approximately $3,000 for the six months  June 30, 2011. The decrease is due to less capitalized intangible patent assets and fixed assets, put into service during the period as compared to the same period a year ago.

Financing Activities

Our total cash provided by financing activities increased by approximately $32,000, or 8.1%, to approximately $419,000 for the six months ended  June 30, 2012, compared to approximately $387,000 for the six months ended June 30, 2011. The increase is primarily due to $371,500 raised in the Company's offering during the period offset by a decrease of $340,000 in funds provided by CLSS holdings, LLC.

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

Disclosure Controls. As of June 30, 2012 we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based on their evaluation, our management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the six months ended June 30, 2012, the Company sold 148,000 Units of securities, each Unit consisting of one share of common stock and one common stock purchase warrant ("Warrant"). Each Warrant is exercisable into one share of common stock at a price of $3.75 per share at any time during a 3 year term. Each Unit was sold at a price of $2.50. The Company raised at total of $434,000 in the private placement. The securities were sold to accredited investors pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder. No commissions were paid in connection with these sales.

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

Sanomedics International Holdings, Inc.

August 14, 2012	/s/ Dom Gatto
Dom Gatto
Chief Executive Officer (Principal Executive Officer)

August 14, 2012	/s/ Steven L. Relis
Steven L. Relis
Chief Financial Officer (Principal Financial Officer)