Form 10-Q
period 2012-09-30
Sanomedics International Holdings, Inc
filed 2012-11-19
CIK 1501972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                       No   ☒

Class	Outstanding at November 14, 2012
Common Stock, $0.001 par value per share	20,411,586 shares

Sanomedics International Holdings, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$9,080	$-
Accounts receivable	2,408	2,753
Inventory	3,859	38,301
Other current assets	-	1,926
Total Current Assets	15,347	42,980

Fixed assets, net	18,200	21,350

Intangible assets, net	41,773	41,773

Total Assets	$75,320	$106,103

Liabilities and Stockholders’ Deficit

Current Liabilities
Bank overdraft	$-	$4,522
Accrued salaries payable	1,649,599	1,075,131
Accounts payable and other liabilities	168,728	162,760
Accrued interest payable	128,533	284,526
Due to related parties	242,840	23,877
Stock subscription payable	112,500	10,000
Convertible notes payable - related party	1,102,787	2,560,712
Total Current Liabilities	3,404,987	4,121,528

Convertible note payable	75,000	-

Total Liabilities	3,479,987	4,121,528

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.001 par value: 1,000 shares authorized,
issued and outstanding as of September 30, 2012 and December 31, 2011	1	1
Common stock, $0.001 par value: 250,000,000 shares authorized,
14,369,139 issued, 5,957,447 to be issued and 20,326,586 outstanding as of September 30, 2012
14,258,939 issued and outstanding as of December 31, 2011	14,369	14,259
Additional paid in capital	5,641,318	3,129,266
Stock subscription receivable	(20,000)	(20,000)
Accumulated deficit	(9,040,355)	(7,138,951)
Total Stockholders’ Deficit	(3,404,667)	(4,015,425)

Total Liabilities and Stockholders' Deficit	$75,320	$106,103

The accompanying notes are an integral part of the financial statements.

Sanomedics International Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues, net	$934	$20,595	$35,962	$52,760

Cost of goods sold	6,130	104,060	40,822	128,541

Gross loss	(5,196)	(83,465)	(4,860)	(75,781)

Operating expenses
General and administrative	822,857	446,041	1,740,436	927,458
Research and development	-	33,985	8,500	169,864
Depreciation and amortization	1,073	1,914	3,195	7,039
Total operating expenses	823,930	481,940	1,752,131	1,104,361

Loss from operations	(829,126)	(565,405)	(1,756,991)	(1,180,142)

Other expense
Interest expense	(35,457)	(48,737)	(144,413)	(128,409)
Total other expense	(35,457)	(48,737)	(144,413)	(128,409)

Net loss before income taxes	(864,583)	(614,142)	(1,901,404)	(1,308,551)
Income taxes	-	-	-	-
Net loss	$(864,583)	$(614,142)	$(1,901,404)	$(1,308,551)

Net loss per share - basic and diluted	$(0.06)	$(0.05)	$(0.13)	$(0.10)

Weighted average number of shares outstanding during the period - basic and diluted	14,369,139	13,635,939	14,313,131	13,635,939

The accompanying notes are an integral part of the financial statements.

Sanomedics International Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,901,404)	$(1,308,551)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,195	7,039
Stock compensation	515,853	143,296
Changes in operating assets and liabilities
Accounts receivable	345	3,992
Inventory	34,442	118,980
Other current assets	1,926	-
Accrued salaries payable	574,468	288,748
Accrued interest payable	142,466	128,378
Bank overdraft	(4,522)	-
Accounts payable and other liabilities	5,922	116,058
Due to related parties	46,889	-
Net Cash Used In Operating Activities	(580,420)	(502,060)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(1,730)
Purchase of intangible assets	-	(949)
Net Cash Used In Investing Activities	-	(2,679)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes and advances - related party	174,000	503,583
Issuance of stock subscriptions payable	102,500	-
Proceeds from convertible notes payable	75,000	-
Sale of common stock	238,000	-
Net Cash Provided By Financing Activities	589,500	503,583

Net increase (decrease) in cash	9,080	(1,156)

Cash - beginning of period	-	2,837

Cash - end of period	$9,080	$1,681

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-
Non-Cash transactions:
Conversion of debt to equity	$1,758,310	$-

The accompanying notes are an integral part of the financial statements.

Sanomedics International Holdings, Inc.
Consolidated Notes to Financial Statements
September 30, 2012
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

The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10-K, which contains the audited consolidated financial and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended December 31, 2011.  The interim results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation. The Company consolidates the following companies:

·	Thermomedics Inc.
·	Sanomedics Development Inc.
·	Anovent, Inc.

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

The Company currently has limited revenue and is experiencing recurring losses. These factors raise substantial doubt about its ability to continue as a going concern. Management has financed the Company's operations principally through loans from an affiliate of the Company’s former CEO.  The Company's has raised $350,500 of capital through a private placement memorandum and $75,000 in the form of a convertible note through September 30, 2012 in order to provide for short term liquidity. However, management cannot provide any assurances that the Company will be successful in raising additional capital in order to meet its objectives and accomplish any of its  plans.

Through September 30, 2012, the Company obtained its liquidity principally from approximately $2.3 million principal amount of cash advances from CLSS Holdings, LLC ("CLSS") an affiliate of Craig Sizer, the former Chairman and CEO.  The Company has executed promissory notes payable totaling approximately $2.1 million of which approximately $1.1 million remain outstanding as of September 30, 2012, to CLSS. (See Note 3).

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

Revenue Recognition

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

Reserves for Warranty

The Company records a reserve at the time product revenue is recorded based on historical rates.  The reserve is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line. The warranty reserve was approximately $1,000 at September 30, 2012 and December 31, 2011.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of September 30, 2012, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the tax years ended 2008 through 2011.

Research and Development Expense

Costs related to research and development, which primarily consists of salaries and benefits, stock compensation and consulting, are charged to expense as incurred

Patents

We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. We amortize capitalized patent costs for internally generated patents on a straight-line basis over five to  ten years, which represents the estimated useful lives of the patents. The estimated useful life for internally generated patents is based on our assessment of such factors as the length of license agreements, if any, for such patents and the expected life of the product. We assess the potential impairment to all capitalized net patent costs when events or changes in circumstances indicate that the carrying amount of our patents may not be recoverable. As of September 30, 2012 and December 31, 2011, patents totaled $49,773, net of accumulated amortization of $8,000. There was no amortization through September 30, 2012 for the remaining unamortized  patents are for products not ready for market.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, "Earning per Share", which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) before and after discontinued operations, by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per share excludes all dilutive potential shares as their effect is anti-dilutive. For the nine months ended September 30, 2012 and 2011, outstanding stock options, warrants, and shares issuable upon conversion of convertible notes were anti-dilutive because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share. Potentially dilutive shares of 18.5 million have been excluded from the denominator in the computation of diluted EPS for the nine months ended September 30, 2012 and 2011, respectively, because they are anti-dilutive.

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

Recent Accounting Pronouncements

In May 2011, FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. Based on current operations, the adoption of this standard did not  have a material effect on the Company’s Consolidated financial position and results of operations.

In September 2011, FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment”. ASU 2011-08 amends the required annual impairment testing of goodwill by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test under Topic 350-24 and Topic 350-20-35-9 is unnecessary. However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-24 by calculating the fair value of the reporting unit and comparing the results with the carrying amount. If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-20-35-9. An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test. Additionally, the entity has the option to resume with the qualitative testing in any subsequent period. Based on current operations, the adoption of this standard did not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment". ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in ASU 2012-12 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. When adopted, ASU 2012-02 will not have a material impact on the Company’s Consolidated Financial Statements as it only impacts the timing of when the Company is required to perform the two-step impairment tests of its indefinite-lived intangible assets other than goodwill.

NOTE 3 – CONVERTIBLE NOTES PAYABLE -RELATED PARTY

Notes payable consists of the following:

	September 30, 2012	December 31, 2011
	(unaudited)	(Audited)
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 8, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2012 (C)	$—	$407,151
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated December 7, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2012 (C)	—	117,164
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated April 6, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2012 (C)	—	245,116
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2012 (C)	—	223,500
Convertible Promissory Note - Craig Sizer dated September 30, 2010, Note accrues interest at 7.5% per annum due and payable on August 1, 2012 (C)	—	225,000
Convertible Promissory Note - Keith Houlihan dated September 30, 2010, Note accrues interest at 7.5% per annum due and payable on August 1, 2012 (C)	—	239,994
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on October 1, 2012 (A)(B)(D)	181,000	181,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 9% per annum, due and payable on October 1, 2012 (A)(B)(D)	367,000	367,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2011. Note accrues interest at 9% per annum, due and payable on September 30, 2012 (A)(B)(D)	220,000	220,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 7.5% per annum, due and payable on October 1, 2012 (A)(B)(D)	334,787	334,787
Total Notes	1,102,787	2,560,712
Other advances from CLSS Holdings, LLC, not evidenced by a promissory Note (included in due to related party)	175,000	1,000
	$1,277,787	$2,561,712

The above notes were amended on December 20, 2010 to remove the variable component of the notes which allowed for the  conversion of the above notes into common shares of the Company at the lesser of $0.25 or a 45% discount to the average closing bid price of its common stock for the nine trading days prior to the conversion.

(A) The secured convertible promissory notes above are collateralized by substantially all the assets of the Company and are convertible, at the holder's option, into common shares of the Company at a fixed conversion price ranging from  $0.25 to $0.50 per share.   CLSS is wholly owned by the Company's former CEO and director.

(B) On March 11, 2012, the Company and CLSS agreed to extend the maturity dates of the Secured Promissory Notes dated March 12, 2011 to October 1, 2012.

(C) On August 1, 2012, convertible notes totaling $1,457,925 and accrued interest totaling $300,385 were converted into shares of common stock at conversion prices ranging from $0.25 to $0.50.  The Company issued 5,957,447 shares of common stock on November 5, 2012.

(D) CLSS has not officially notified that Company that it will extend the notes, convert the notes or demand repayment. The Company believes that CLSS will either extend the notes or convert the notes in accordance with the note provisions.

As of September 30, 2012 and  December 31, 2011, interest accrued on the notes amounted to $128,533 and $284,526, respectively.  These amounts have been reflected as interest payable on the accompanying consolidated balance sheets.

NOTE 4 – CONVERTIBLE NOTE

On August 24, 2012, the Company executed a convertible note for $75,000. The convertible note is unsecured and has a maturity date of August 24, 2014. Interest will accrue at 9% per annum until paid or maturity and is convertible into common shares at a fixed convertible price of $0.50 per share. In the event that the Company undertakes a financing while this debt is unpaid, the holder shall have the right to convert at the lessor of the offering price or the fixed conversion price.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that could have a material impact on the Company's financial position.

On October 10, 2012, the Company received a cease and desist demand letter from Exergen Corporation, claiming that the Company infringed on certain patents relating to the company's non-contact thermometers.   The Company believes the alleged infringement is without merit and will vigorously defend its rights to market and sell the thermometers.

Commitments

Effective, January 1, 2012, the Company entered into an employment agreement with its new Chief Executive Officer.  Under this agreement the executive will receive: (i) an initial salary of $180,000; and (ii) an option to purchase 1,500,000 shares of the common stock of the Company; and (iii) is eligible to receive annual bonuses of up to $250,000 based upon the achievement of certain agreed upon management objectives as determined by the Company’s Board of Directors. Part of his compensation will be deferred until such time as the company has sufficient cash flow.  Such deferred amounts totaling $65,789 through September 30, 2012 are included below.

The Company had entered into employment agreements with three other executive officers: The former Chief Executive Officer, the President, and the Chief Technology Officer.  Each agreement was for three years effective January 1, 2009, unless terminated, and provided for a base salary which escalates based on time and the satisfaction of certain milestones.   As of September 30, 2012 and December 31, 2011, the Company has deferred approximately $1.6 and $1.1 million, respectively, in salaries, bonuses and consulting fees as a result of these agreements.  These amounts are reflected as accrued salaries payable in the accompanying  consolidated balance sheets

NOTE 6- STOCKHOLDER’S DEFICIT

Common stock

During the nine months ended September 30, 2012, the Company sold 140,200 shares of its common stock for a price of $2.50 per share for total proceeds of $350,500. Shares totaling 45,000 were issued to the shareholders subsequent to the period ended September 30, 2012 and therefore the amount is shown as a liability in the accompanying consolidated financial statements.

In addition, the Company issued 55,000 shares of common stock to consultants for services valued at $2.50 per share. As a result, the Company recorded stock compensation in the amount of $137,500 for the nine months ended September 30,2012.

On August 1, 2012, convertible notes totaling $1,457,925 and accrued interest totaling $300,385 were converted into shares of common stock at conversion prices ranging from $0.25 to $0.50.  The Company issued 5,957,447 shares of common stock on November 5, 2012.

Warrants

In connection with the Company’s offering the Company issued 173,600 three year warrants to purchase 173,600 shares of its common stock at a strike price of $3.75 per share. As a result, the Company recorded stock compensation expense based on the Black Scholes Model of approximately $232,000 for the nine months ended September 30,2012.

Stock Options

In connection with stock options issued to an employee and consultant in previous years, the Company recorded stock compensation expense of approximately $146,000 representing current year vesting for the nine months ended September 30,2012.

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

During the first three quarters of 2012 our focus has been to sell the remaining first generation product line and to continue to develop our second generation product line.  We have completed the development of the second generation product, but have only sold sample quantities thus far.  We are also expending time and money in an effort to identify key acquisition targets in the sleep apnea space as described in our Form 10-K for the Year Ended December 31, 2011.

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

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of finished goods of non-invasive medical devices. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items, as follows:

·	Consumer demand – our first generation products have been discontinued and have been written down to lower of cost or market.
·
Current inventory levels – we have only minimal units remaining as of September 30, 2012 of our first generation product. We are attempting to sell these remaining units as quickly and efficiently as possible in order to make room for our second generation professional product.

·
Product life cycles – although we are currently in process of designing and manufacturing our second generation professional models, we believe our first generation products are still readily marketable consumer products.

Stock-Based Compensation

The Company applies the fair value method stipulated by ASC Topic 718, "Compensation - Stock Compensation" in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. As the Company does not have sufficient, reliable and readily determinable values relating to its common stock, the Company has used the stock value pursuant to its most recent private sale of stock by an affiliate of our former CEO, for purposes of valuing stock based compensation. The Company believes that the market price of the Company's stock is not indicative of value as the stock is not widely held and trades infrequently.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of September 30, 2012, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the tax years ended 2008 through 2011.

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
Net sales revenue	100.0%	100.0%

Costs and operating expenses:
Cost of goods sold	113.5	243.6
General and administrative	4,839.7	1,757.9
Research and development	23.6	322.0
Depreciation and amortization	8.9	13.3
	4,985.7	2,336.8

Loss from operations	(4,885.7)	(2,236.8)

Other income (expense):
Interest expense	(401.6)	(243.4)

Loss before provision for income taxes	(5,287.3)	(2,480.2)
Provision for income taxes	—	—

Net loss	(5,287.3)%	(2,480.2)%

Results of Operations

Nine Months Ended September 30, 2012 compared to the Nine Months Ended September 30, 2011

Revenues:  Revenues for the nine months ended September 30, 2012 were approximately $36,000 as compared to approximately $53,000 for the nine months ended September 30, 2011.  The decrease was attributable to the reduction in available inventory of the first generation product line.

Cost of goods sold: Cost of goods sold, which consist of product, shipping and other costs, totaled approximately $41,000 for the nine months ended September 30, 2012 as compared to $129,000 of such costs during the same period in 2011.   The decrease was due to the reduced amount of inventory write downs this period that were required as compared to the same period last year as a result of the discontinuation of our first generation products.

Gross loss: Gross loss was approximately $5,000 for the nine months ended September 30, 2012 as compared to a approximately $76,000 during the same period in 2011, due primarily to the reasons stated above.

Operating Expenses: Operating expenses consist of general and administrative expenses, stock compensation, depreciation, research and development, and selling expenses. For the nine months ended September 30, 2012, operating expenses totaled approximately $1.8 million as compared to approximately $1.1 million for the same period in 2011.  The approximate $700,000 increase was primarily a result of an increase in stock compensation amounting to $370,000 relating to the issuance of warrants to investors and for stock issued to consultants. In addition the increase is due to an increase of approximately $300,000 in accrued compensation and bonuses relating to certain officers and former officers as required by their contracts.

Net Loss: Net loss for the nine months ended September 30, 2012 was approximately $1.9 million compared to approximately $1.3 million for the nine months ended September 30, 2011 an increase of approximately $600,000 primarily as a result of an increase in operating expenses as described above offset by the decrease in gross loss.

Three Months Ended September 30, 2012 compared to the three Months Ended September 30, 2011

Revenues:  Revenues for the three months ended September 30, 2012 were approximately $1,000 as compared to approximately $21,000 for the three months ended September 30, 2011.  The decrease was attributable to the price per unit decrease that was instituted in order to clear out the remaining first generation product line and to a decrease in the amount of units available for sale.

Cost of goods sold: Cost of goods sold, which consist of product, shipping and other costs, totaled approximately $6,000 for the three months ended September 30, 2012 as compared to approximately $104,000 of such costs during the same period in 2011.   The decrease was due to the reduced amount of inventory write downs this period that were required as compared to the same period last year as a result of the discontinuation of our first generation products.

Gross loss: Gross loss was approximately $5,000 for the three months ended September 30, 2012 as compared to approximately $83,000 during the same period in 2011, due primarily to the reasons stated above.

Operating Expenses: Operating expenses consist of general and administrative expenses, stock compensation, depreciation, research and development, and selling expenses. For the three months ended September 30, 2012, operating expenses totaled approximately $824,000 as compared to approximately $482,000 for the same period in 2011.  The approximate $342,000 increase was primarily a result of an increase of approximately $300,000 in accrued compensation and bonuses relating to certain officers and former officers as required by their contracts.

Net Loss: Net loss for the three months ended September 30, 2012 was approximately $865,000 compared to approximately $614,000 for the three months ended September 30, 2011 an increase of approximately $251,000 primarily as a result of an increase in operating expenses as described above offset by the decrease in gross loss.

Financial Condition

September 30, 2012 (unaudited) compared to December 31, 2011

Assets.  At September 30, 2012 as compared December 31, 2011 our total assets decreased by approximately $31,000 or 29.0%, to approximately $75,000. This was primarily attributable to a decrease of $35,000 in inventory offset by a $9,000 increase in cash.

Liabilities.  At September 30, 2012, our total liabilities decreased by approximately $642,000 or 15.6%, to approximately $3.5 million, attributable primarily due to the conversion of notes and related accrued interest from an officer, a former officer and from an affiliate of a former officer totaling approximately $1.8 million.  This was offset by an increase of approximately $174,000 in borrowings from CLSSand increases of approximately $575,000 in accrued salaries and bonuses owed to our management and former management as of September 30, 2012, and increases in accrued interest of approximately $142,000.

Stockholders’ Deficit.  At September 30, 2012, our stockholders’ deficit increased by approximately $611,000 or 15.2%, to approximately $3.4 million, primarily due to our net loss of approximately $1.9 million offset by an increase in paid in capital of approximately $754,000 that resulted from the issuance of stock compensation, the sale of common stock to investors and the conversion of convertible debt totaling approximately $68 million.

Liquidity and Capital Resources

At September 30, 2012 our cash on hand was $9,080.

Since our inception in 2009, we obtained our liquidity principally from approximately $2.1 million principal amount of cash advances from an affiliate of Craig Sizer, the former CEO and Chairman.  The Company has executed promissory notes totaling approximately $2.1 million as of September 30, 2012, with CLSS Holdings, LLC (“CLSS”). Each note (a) bears annual interest ranging from  7.5% and 9.0% (20% upon the occurrence, and during the continuance, of an event of default), is convertible into our common stock at a fixed conversion price of between $0.25 and $0.50, and is not prepayable by us, and (b) is subject to a security agreement under which all of our assets secure our loan repayment obligation.  All of the notes mature between August 1, 2012 and October 1, 2012. A portion of these notes with August due dates totaling approximately $1.0 million were converted to stock as of August 1, 2012.  The maturity dates of remaining notes have not been extended by CLSS as of yet and therefore are currently past due. There is no assurance that these will be further extended or converted as were the other notes held by CLSS.

Although we intend to increase our revenue by redirecting our sales efforts to our 2nd generation products designed for the professional market subsequent to September 30, 2012, we still need substantial additional capital to finance our business activities on an ongoing basis, as our revenue is insufficient to fund our operations.

The Company's raised a total of $425,500 of capital through a private placement in a combination of common stock and convertible debt. The funds were raised to provide for some short term liquidity; however, management cannot provide any assurances that the Company will be successful in raising additional capital in order to meet its objectives and accomplish any of its plans.  At September 30, 2012, we had approximately $9,000 in cash on hand and unless and until we receive additional financing from third parties, which we may never achieve, in the absence of on-going cash infusions on an as needed basis by Mr. Sizer’s affiliate, we would be unable to continue to operate.

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

Summary of Cash Flow for the nine months ended September 30, 2012

Our cash flows for the nine months ended September 30, 2012 and 2011, were as follows:

	Nine Months Ended September 30,
	2012	2011
Net cash (used in) operating activities	$(580,420)	$(502,060)
Net cash (used in) investing activities	—	(2,679)
Net cash provided by financing activities	$589,500	$503,583

Operating Activities

Our total cash used in operating activities increased by approximately $78,000 or 15.6% to approximately $580,000 for the nine months ended September 30, 2012, compared to approximately $502,000 for the nine months ended September 30, 2011. The increase is primarily due to the increased loss, offset by non-cash items.

Investing Activities

Our total cash used in investing activities increased by approximately $3,000 to $0 for the nine months ended September 30, 2012, compared to approximately $3,000 for the nine months  September 30, 2011. The decrease is due to less capitalized intangible patent assets and fixed assets, put into service during the period as compared to the same period a year ago.

Financing Activities

Our total cash provided by financing activities increased by approximately $86,000, or 17.0%, to approximately $590,000 for the nine months ended  September 30, 2012, compared to approximately $504,000 for the nine months ended September 30, 2011. The increase is primarily due to $340,500 raised in the Company's offering, $75,000 in convertible debt financing during the period offset by a decrease of $330,000 in funds provided by CLSS holdings, LLC.

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

Disclosure Controls. As of September 30, 2012 we carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based on their evaluation, our management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the nine months ended September 30, 2012, the Company sold 140,200 Units of securities, each Unit consisting of one share of common stock and one common stock purchase warrant ("Warrant"). Each Warrant is exercisable into one share of common stock at a price of $3.75 per share at any time during three year term. Each Unit was sold at a price of $2.50. The Company raised at total of $350,500 in the private placement. The securities were sold to accredited investors pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder. No commissions were paid in connection with these sales.

Item 3.	Defaults Upon Senior Securities.

The Company has approximately $1.1 million of related party secured convertible notes with CLSS that are currently in default.  CLSS has not officially notified the Company that it will extend the notes, convert the notes or demand repayment.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
#	Exhibit Description	Form	Date	Number	Herewith

31.1	Certification of Principal Financial Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Sanomedics International Holdings, Inc.

November 19, 2012	By:	/s/ Dom Gatto
Dom Gatto
Chief Executive Officer (Principal Executive Officer)

November 19, 2012	By:	/s/ Steven L. Relis
Steven L. Relis
Chief Financial Officer
(Principal Financial Officer)