Form 10-K
period 2012-12-31
Sanomedics International Holdings, Inc
filed 2013-04-16
CIK 1501972

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FONT CHANGED]

For the fiscal year ended December 31, 2012

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FONT CHANGED]

For the transition period from ___________ to ___________ .

Commission file number 000-54167

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-3320809
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

444 Brickell Avenue, Suite 415, Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (305) 433-7814

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒.

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 29, 2012, the last business day of the registrant's most recently completed second quarter, was approximately $30.9 million.

The number of shares of Common Stock, $.001 par value, outstanding on April 11, 2013 was 20,453,586 shares.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
FORM 10-K

For the Fiscal Year Ended December 31, 2012

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements.” Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in this report, including the risks set forth under “Risk Factors” in Item 1A.

Throughout this report, we refer to Sanomedics International Holdings, Inc., together with its subsidiaries, as “we,” “us,” “our Company” or “the Company.”

PART 1

Item 1:  Business

General Development of Business

Overview

Sanomedics International Holdings, Inc. (the “Company”, “we”, or “us”) is a Delaware corporation which is a medical technology holding Company that focuses on disruptive and game changing products, services and ideas – a place where physicians, entrepreneurs, and medical companies can work together to drive innovative technologies through concept, development, and ultimately commercialization. We plan to grow our current business organically and through strategic acquisition relating to sleep disorder treatment products and services. We seek to acquire sleep therapy service operating business that can be included within our organization. We will also seek acquisition and development opportunities related to other aspects of the sleep disorder marketplace.

Acquisitions and Growth Strategy

We plan to grow our existing business through strategic acquisition related to sleep disorder treatment products and services. We seek to acquire sleep therapy service operating businesses that can be tucked into our operations. We will also seek acquisition and development opportunities related to other aspects of the sleep disorder marketplace. The Company will expect all acquisitions to be accretive to its earnings and fully integrated within ninety (90) days of closing.

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

Medical products

We design, develop and market a line of non-contact clinical infrared thermometers principally for the healthcare providers market, which include physician’s offices, medical clinics and nursing homes and other long-term care institutions. Our thermometer was launched during the second quarter of 2012.

Our executive offices are located at 444 Brickell Avenue, Suite 415, Miami, Florida 33131, and our telephone number is (305) 433-7814. Our corporate website is www.sanomedics.com.

Our common stock is currently quoted on the OTC Markets under the symbol “SIMH”.

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

Acquisition of Sanomedics

As of July 1, 2009 we acquired 100% of the outstanding capital stock of Sanomedics International Holdings, Inc. (“Sano-Nevada”). Sano-Nevada was an entity formed in Nevada in January 2009 which was still in its development stage, seeking to a launch a business distributing non-contact thermometers to consumers and health care professionals in the United States. On August 26, 2010 we changed the name of Sano-Nevada to Thermomedics Corporation. We acquired Sano-Nevada as follows:

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

For accounting purposes this Acquisition transaction was treated as a reverse acquisition, with Sano-Nevada as the acquirer; and therefore, our historical financial statements prior to the closing date are those of Sano-Nevada. After the closing, we relocated our executive offices from Nevada to our current offices in Miami, Florida; and Messrs. Houlihan and Sizer comprised a majority of our Board of Directors and became our senior management and together with Mrs. Sizer, they beneficially owned a substantial majority of our outstanding common stock, had majority voting rights via their ownership of our preferred stock and acquired control of the Company. See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters, Item 10, Directors, Executive Officers and Corporate Governance, and Item 8, Financial Statements and Supplementary Data - Notes 3 and 6 to the consolidated financial statements.

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

Plan of Operation

For the next 12 months we intend to focus our efforts on implementing the following business strategy:

Raise Substantial Additional Capital.

We currently have a severe cash shortage, and our operating revenues are extremely limited and insufficient to fund our operations. Consequently, Note 2, Summary of Significant Accounting Policies – Going Concern, to our December 31, 2012 consolidated financial statements, as set forth in Item 8, Financial Statements and Supplementary Data, contains an explanatory paragraph to the effect that, as a result of our limited revenue and the losses we are incurring, there exists substantial doubt about our ability to continue as a going concern (See Item 8, Financial Statements and Supplementary Data). To date our liquidity has been provided by advances made from time to time through March 25, 2013, aggregating approximately $2.4 million from an affiliate of Craig Sizer, our former Chief Executive Officer (“CEO”) and our controlling shareholder.  During 2012 we raised $330,500 in a private placement and have engaged a broker-dealer and member of FINRA to assist us in raising additional funding. However, there are no assurances we will be successful in raising the additional capital and such funding will result in a material and substantial dilution of the equity interests of our current shareholders.  At March 31, 2013, we had approximately   $11,000 in cash on hand; and unless our equity offerings are successful we will be unable to continue to operate.

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

Improve Existing Operations.

Our operating results have been unsatisfactory, and we have experienced recurring losses. We had a working capital deficit of approximately $3.2 million at December 31, 2012. We had a net loss of approximately $1.8 million and $3.3 million, respectively, for the years ended December 31, 2012 and 2011.

We intend to try to improve cash flow from operations. We have ceased selling our consumer and pet line of products and have been liquidating our inventory through wholesalers.  In the second quarter of 2012 we launched our professional model and hope that this will lead to increased revenues.

Effect Strategic Acquisitions.

We plan to grow our existing business through strategic acquisitions related to sleep disorder treatment product and services. We seek to acquire sleep therapy service operating businesses that can be included within our operations. We will also seek acquisition and development opportunities related to other aspects of the sleep disorder marketplace. The Company will expect all acquisitions to be accretive to its earnings and fully integrated within ninety (90) days of closing. We have identified three targets of which as of March 31, 2013 two are under letters of intent and undergoing due diligence. The third target is in price negotiations. We intend to fund the acquisitions of these targets from the equity offerings we have underway as well as from asset based lending institutions.

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

Sleep Services Companies

Our targeted services companies are Durable Medical Equipment ("DME") businesses with a primary focus in respiratory and sleep products and services. These companies provide an extensive selection of home medical products and equipment for respiratory therapy needs, sleep therapy – CPAP/ biPAP, as well as other home healthcare products. All products are delivered to the home by Respiratory Care Practitioners, and/or Certified Medical Equipment Technicians.

These companies started as a traditional DME company—primarily filling, delivering, and servicing bottled oxygen clients in the aging private, hospice, and skilled nursing sectors. With Medicare reimbursement cuts in many areas, many DME’s have strategically moved steadily into the sleep apnea space, a relatively untapped market and higher margin business. A primary target for SIMH is sleep apnea revenues within these DME businesses. Currently 56% of total revenues in DME's are from sleep, surpassing oxygen revenues, which is currently 44% of total revenues within 18 months. Industry estimates are that 40 - 50 million Americans suffer from sleep apnea, but only 3 - 4 million Americans currently use some form of treatment.

These companies receive referrals from local sleep clinics, hospitals, and skilled nursing facilities. They then supply and fit the appropriate equipment to their new client. Many receive 50+% of the total potential payment from Medicare and the other half from private insurance companies. We intend to expand the sleep therapy services component of these companies and connect them on a national level.

Other Opportunities

We also will look at new and complementary products that are in established companies or still in the development stage, whose medical devices we believe we could market (a) to consumers to care for their pets, using our current online and distribution resources for relatively inexpensive user-friendly merchandise, and (b) to consumers and/or healthcare professionals. We initially are focused on medical devices related to the diagnosis or treatment of sleeping disorders, as our distributor Watermark LLC (which is an affiliate of SOGE Sanomedics LLC, a 10% shareholder of the Company) manufactures its own sleep apnea diagnostic device and, based on our preliminary discussions with such distributor, we believe it would be willing to distribute through its existing resources any such products we might acquire as part of an overall monitoring system. However, we cannot give any assurance that Watermark LLC will serve as our distributor for any such device we wish to market.

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

Although we have limited funds, our Chief Technology Officer, Gary O’Hara, is coordinating our own research efforts and the efforts of our several consultants. Mr. O’Hara developed the first infrared tympanic (ear) thermometer for the professional market in the mid-1980’s (the product he developed, FirstTemp Genius, is still being sold today, almost 30 years after his company was sold in 1992 to pharmaceutical giant American Home Products (now part of Pfizer)). He is thoroughly familiar with the current sensor and design technologies and the intellectual property landscape. He also has engaged the following consultants to assist our second generation development efforts: A hardware/software designer who supervises our prototype development; and an experienced thermometry clinical scientist with 20 years of clinical thermometry research experience who can perform clinical studies and data analysis on our products under development; and both worked with Mr. O’Hara in developing an ear thermometer. However, we also need to hire qualified engineers to implement the electro-optics design, electronic circuitry and software design necessary for our next generation thermometers.

Financial Information about Segments

We operate a single line of business and do not operate in segments.

Narrative Description of Business

General

We have launched distribution of our Caregiver® thermometer. Unlike the typical thermometers with glass and mercury in combination, our non-contact thermometers are very easy to use and they can save a lot of time: They provide accurate and virtually instant temperature readings. Besides being hygienic, they also come with a backlit display, which is easy to read. Our research efforts continue to focus on the Caregiver® thermometer with improved accuracy; which was introduced during the second quarter of 2012.

We first entered the non-contact thermometer business on July 1, 2009 when we acquired all of the outstanding stock of Sanomedics International Holdings, Inc. (“Sano-Nevada”) in a transaction in which the former owners of Sano-Nevada acquired control of the Company and became our management team, as described in Item 1 above under “Acquisition of Sanomedics.” On July 24, 2009, we acquired the exclusive right to distribute in North, Central and South America the line of non-contact infrared thermometers manufactured in China by Rycom Electron Technology Limited (“Rycom”). In 2010, we stopped selling Rycom-branded thermometers under this distribution agreement and began selling our own product line after Rycom agreed on January 10, 2010 to manufacture our own line of non-contact infrared thermometers, which we currently market under our “Sanomedics” and “ThermoPet” brand names. On March 12, 2012, we contracted with a new manufacturer in Taiwan to manufacturer our 2nd generation design for the professional market.

Products

We currently market the following products:

Caregiver® Thermometer is the first clinically validated non-contact thermometer for the healthcare providers market, which include physician’s offices, medical clinics and nursing homes and other long-term care institutions and acute care hospitals. Thermomedics line of Professional Non-Contact Thermometers ( Caregiver® ) is the first of its kind. Our Caregiver® thermometer with TouchFree™ technology is less likely to transmit infectious disease than those devices that require even a minimum of contact.

Design and Manufacture

The technology and functionality of our current products were co-designed by our new supplier in Taiwan, which, as discussed below, is the manufacturer and the assignor to us of the requisite U.S. governmental pre-marketing approvals for them. We designed the plastic “ornamental” housing of our products, incorporating elements of our know-how. We are in the process of designing and developing all aspects, including technology, of our proposed second generation products.

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

Regulatory Environment

The thermometers that we market are subject to regulation by numerous regulatory bodies, including the Food and Drug Administration (“FDA”) and comparable international regulatory agencies. These agencies require manufacturers of medical devices, such as our manufacturer, to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices.  In addition, the Quality Management System employed by our contract manufacturer must meet the FDA 21 CFR Part 820, and its manufacturing facility is subject to periodic FDA audit. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation be conducted before a device receives approval for commercial distribution. Our products are subject to the lowest level of regulation and only require pre-marketing approval, as described below.

In the United States, permission to distribute a new device generally can be met in one of three ways. The process relevant to our products requires that a pre-market notification (“510(k) Submission”) be made to the FDA to demonstrate that the device is as safe and effective as, or substantially equivalent to, a legally marketed device that is not subject to pre-market approval (“PMA”), i.e. , the “predicate” device. An appropriate predicate device for a pre-market notification is one that (i) was legally marketed prior to May 28, 1976, (ii) was approved under a PMA but then subsequently reclassified from class III to class II or I, or (iii) has been found to be substantially equivalent and cleared for commercial distribution under a 510(k) Submission. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. (In some instances not relevant to our products, data from human clinical trials must also be submitted in support of a 510(k) Submission. The FDA must issue an order finding substantial equivalence before commercial distribution can occur. Changes to existing devices covered by a 510(k) Submission that do not raise new questions of safety or effectiveness can generally be made without additional 510(k) Submissions. More significant changes, such as new designs or materials, may require a separate 510(k) with data to support that the modified device remains substantially equivalent. The FDA has recently begun to review its clearance process in an effort to make it more rigorous, which may require additional clinical data, time and effort for product clearance.

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

Some countries do not have medical device regulations, but in most foreign countries, medical devices are regulated. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the United States to take advantage of differing regulatory requirements.  If we market in foreign countries, such as the European countries, ISO 13485 is the internationally recognized standard for medical devices. Products must comply with ISO 13485 to receive the "CE" mark. We design our products to comply with the requirements of both the FDA and ISO 13485. We intend to conduct audits of our contract manufacturers to ensure compliance with these regulations. If an audit uncovers problems, there is a risk of disruption in product availability.

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

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. We intend to defend ourselves against any claims and legal actions which might be brought against us which allege our infringement of the patent rights of others. However, any adverse determination in any patent litigation could subject us to significant liabilities to third parties, require us seek licenses from third parties and, if licenses are not available, and prevent us from selling the related product, which could have a material adverse effect on our business. Additionally, we may find it necessary to initiate litigation to enforce our patent rights, if any, to protect our trade secrets or know-how and to determine the scope and validity of the proprietary rights of others. Patent litigation can be costly and time-consuming and there can be no assurance that our litigation expenses will not be significant in the future or that the outcome of litigation will be favorable to us. Accordingly, we may seek to settle some or all of any litigation to which we might become a party, particularly to manage risk over time. Settlement may include cross-licensing of the patents that are the subject of the litigation as well as our other intellectual property and may involve monetary payments to or from third parties.

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

It is our policy to require our employees and consultants, and parties to collaborative agreements, to execute confidentiality agreements upon the commencement of employment or consulting relationships or the exchange of information prior to collaboration with us. These agreements provide that all confidential information developed or made known during the course of relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed by the individual during employment, shall be our exclusive property to the extent permitted by applicable law. Although we rely on these non-disclosure agreements, there can be no assurance that these agreements will provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information. To the extent that key employees, consultants or third parties apply technological information independently developed by them or by others to any of our proposed projects, disputes may arise as to the proprietary rights to such information, and such disputes may not be resolved in our favor.

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

Competition

To our knowledge we are the only company selling non-contract infrared thermometers for clinical use. Our closest competition would be Welch Allyn, which markets a line of oral, tympanic and aixllary thermometers. They do not have a non-contact thermometer.

As noted above, our research is focused on improved accuracy so we can seek to enter this market with a viable and competitive non-contact product. See “Plan of Operation – Develop Thermometer Products for the Professional Markets” above and “Research and Development” below.

Seasonality; Concentration

Our non-contact thermometer business commenced in July 2009, when we acquired Sano-Nevada. (Sano-Nevada was formed in January 2009 and sold its first products in September 2009). To date, our sales have been extremely limited. Our revenues for the years ended December 31, 2012 and 2011 were approximately $96,000 and $99,000, respectively. We have not yet experienced any seasonal fluctuations, but our sales volume is too low to provide a basis to determine whether or not seasonal fluctuations are to be expected.

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

Research and Development

We expended $152,825 and $241,117 for research and development during the years ended December 31, 2012 and 2011, respectively As discussed in detail above under “Plan of Operation – Develop Thermometer Products for the Professional Markets,” our research and development is focused on, and it seeks to improve the accuracy of our thermometer products so that we can complete development of and introduce our next-generation line of human and animal thermometers to health care professionals and institutions. Our next generation non-contact thermometers are expected to have higher accuracy and greater clinical repeatability, all of which would make these products more tolerant of imperfect operator placement of the thermometer near the skin and more attractive to potential professional users such as hospitals and other institutions. Clinical testing for human use was completed during the first quarter of 2012 and it was determined that our product performed favorably and met ASTM standards . See “Develop Thermometer Products for the Professional Markets”, above. We also need to hire or retain as consultants qualified engineers to implement the electro-optics design, electronic circuitry and software design necessary for our next generation thermometers. See “Employees” below. We expect to launch these new professional models by the end of the second quarter of 2012, although there can be no assurance that product development will be completed successfully by those dates, if at all, or if completed successfully, that these products will gain market acceptance. If we are unable to develop and launch these products as anticipated, and have these products accepted commercially, our ability to expand our market position in non-contact thermometers for humans and pets may be materially adversely impacted.

Employees

As of March 31, 2013, we employ three persons on a full-time basis. None of our employees are represented by a labor union, and we consider our employee relations to be good. We will need to hire or retain as consultants qualified engineers to implement the electro-optics design, electronic circuitry and software design necessary for our next generation thermometers. However, as a result of our weak financial position, we do not currently have the ability to hire any new employees, including the electrical engineers and engineering personnel we need, since the additional financing we would need to pay them is neither arranged nor committed. See Item 1A, Risk Factors.

Item 1A: Risk Factors.

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this report before deciding to invest in our common stock. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

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

We May Be Unable To Continue as a Going Concern

Our auditors' report on our December 31, 2012 and 2011 consolidated financial statements, and footnote 2 to such financial statements, reflect that there is substantial doubt about our ability to continue as a going concern. Our operating revenues are insufficient to fund our operations and our assets already are pledged to secure our indebtedness to management and its affiliates for deferred salary and cash advances, respectively. The unavailability of additional financing could require us to delay, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on the Company and its viability and prospects. As noted above, we plan to increase our revenue by increasing our visibility and the awareness of our company, and our products by engaging in more aggressive sales, marketing and advertising activity. We intend to develop and implement strategies to market our products to new customers. However, we can give no assurance that these plans and efforts will be successful.

The Substantial Additional Capital We Need May Not be Obtainable

We have experienced recurring net losses of $1.8 million for the year ended December 31, 2012 and $3.3 million for the year ended December 31, 2011, and we had a working capital deficit of approximately $3.2 million and $4.1 million at December 31, 2012 and 2011, respectively. Currently we have a severe cash shortage, with only approximately $11,000 of cash on hand at March 31, 2013. Our operating revenues are insufficient to fund our operations for the next twelve months. Therefore, we require substantial additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our company as one able to provide a target company not only with cost savings resulting from centralized estimating, accounting and other corporate functions but also with additional working capital to finance and grow its business. During 2012 we raised $330,500 in a private placement and have engaged a broker-dealer and member of FINRA to assist us in raising additional funding. However, there are no assurances we will be successful in raising the additional capital and such funding will result in a material and substantial dilution of the equity interests of our current shareholders and such funding will result in a material and substantial dilution of the equity interests of our current shareholders. We do not have any commitments or arrangements with Craig Sizer, our controlling shareholder and former CEO who has already loaned us through his affiliate an aggregate of approximately $2.4 million through March 31, 2013, or with any other person or entity to obtain any such equity capital, and there can be no assurance that the additional financing we require would be available on reasonable terms, if at all. The unavailability of additional financing could require us to delay, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on the Company and its viability and prospects. See also Item 8, Financial Statements and Supplementary.

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

We May Not Be Able to Compete Effectively

Our closest competition would be Welch Allyn and Braun, which markets a line of oral, tympanic and aixllary thermometers. They do not have a non-contact thermometer. Each competitor has national distribution and a longer operating history than we do; and Welch Allyn and Braun have greater brand name recognition and significantly greater financial, technical and sales, marketing, distribution and research and development resources. We may be unable to compete successfully or remain viable.

Our Research and Development May Be Unsuccessful; Our Next Generation Products May Not Be Developed, or If Developed May Fail to Win Commercial Acceptance

Our business is characterized by extensive research and development, and rapid technological change. Developments by other companies of new or improved products or technologies, especially of thermometers for use by consumers on pet dogs may make our products or proposed products obsolete or less competitive and may negatively impact our net sale. We should, subject to having adequate financial resources (which we currently do not possess), devote continued efforts and financial resources to develop or acquire scientifically advanced technologies, apply our technologies cost-effectively across our product lines and markets and, attract and retain skilled electrical engineering and other development personnel. If we fail to develop new products or enhance existing products, it would have a material adverse effect on our business, financial condition and results of operations.

In order to develop new products and improve current product offerings, we are focusing our research and development programs largely on the development of next-generation models intended for the professional human and animal health care markets, principally with greater accuracy than our current models. We launched our new thermometer in the second Quarter of 2012. If we are unable to develop, launch these products as anticipated, and have them accepted commercially, our ability to expand our market position in non-contact thermometers for humans and dogs may be materially adversely impacted. Further, we are investigating opportunities to further expand our presence in, and diversify into, medical treatment technologies and other medical devices. Expanding our focus beyond our current business would be expensive and time-consuming. There can be no assurance that we will be able to do so on terms favorable to us, or that these opportunities will achieve commercial feasibility, obtain regulatory approval or gain market acceptance. A delay in the development or approval of these technologies or our decision to reduce our investments my adversely impact the contribution of these technologies to our future growth.

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

Growth, If Any, Could Be Unmanageable

Our strategy anticipates significant growth in the diversity of our operations and in our business, which would place demands on our management and our limited financial and other resources. To manage any such growth, we would be required to attract and train additional qualified managerial, engineering, technical, marketing and financial personnel. If we are unable to effectively manage any such growth, our business, operating results and financial condition could be materially affected.

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

Our Medical Devices May Not Meet Government Regulations

Our products and development activities are subject to regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (“FDC Act”), and, if we should sell our products abroad, by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDC Act, medical devices must receive FDA clearance or approval before they can be commercially marketed in the U.S. The FDA is reviewing its clearance process in an effort to make it more rigorous, which may require additional clinical data, if any, time and effort for product clearance. In addition, most major markets for medical devices outside the U.S. require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining marketing approval or clearance from the FDA for new products, or with respect to enhancements or modifications to existing products, could:

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

Current Economic Conditions May Jeopardize Our Fund-Raising Efforts

The global financial crisis has caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. There can be no assurance that there will not be further deterioration in the global economy, and these conditions may adversely affect our ability to raise capital or borrow money. Our customers may experience financial difficulties, which may adversely impact their ability or decision to purchase our product or to pay for those of our products they do purchase on a timely basis, if at all. The strength and timing of any economic recovery remains uncertain, and we cannot predict to what extent the global economic slowdown may negatively impact our average selling prices, our net sales and our profit margins. In addition, the current economic conditions may adversely affect our Chinese manufacturer, leading it to experience financial difficulties or to be unable to borrow money to fund its operations, which could cause disruptions in our ability to market our products.

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

We Face Intellectual Property Risks that May Negatively Affect Our Brand Names, Reputation, Revenues, and Potential Profitability

In our second generation products we will be depending upon a variety of methods and techniques that we regard as proprietary trade secrets. We are also dependent upon a variety of trademarks and designs to promote brand name development and recognition, and we rely on a combination of trade secrets, patents, trademarks, and unfair competition and other intellectual property laws to protect our rights to such intellectual property. However, to the extent that our products violate the proprietary right of others we may be subject to damage awards or judgments prohibiting the use of our intellectual property. See Item 3, “Legal Proceedings,” for a description of a pending legal proceeding seeking to invalidate one of our design patents. In addition, our rights in our intellectual property, even if registered, may not be enforceable against any prior users of similar intellectual property. Furthermore, if we lose or fail to enforce any of our proprietary rights, our brand names, reputation, revenues and potential profitability may be negatively affected.

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

Patents and other proprietary rights are and will continue to be essential to our business, and our ability to compete effectively with other companies will be dependent upon the proprietary nature of our technologies. We rely upon trade secrets, know-how and continuing technological innovations to develop, maintain and strengthen our competitive position. We pursue a policy of generally seeking patent protection in the U.S. for patentable design or subject matter in our devices and attempt to review third-party patents and patent applications to the extent publicly available in order to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others. We own three U.S. design patents and have one U.S. patent application pending. We are not a party to any license agreements pursuant to which patent rights have been obtained or granted in consideration for cash, cross-licensing rights or royalty payments. No assurance can be made that any pending or future patent application will result in the issuance of patents, or that any future patents issued to, or licensed by, us will not be challenged or circumvented by our competitors. In addition, we may have to take legal action in the future to protect our patents, if any, trade secrets or know-how or to assert them against claimed infringement by others. Any legal action of that type could be costly and time consuming, and no assurances can be given that any lawsuit will be successful.

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

We May Be Unable to Replace Current Management

Our success is dependent upon the active participation of our Management, Messrs. Keith Houlihan and David C. Langle, and we have entered into employment/consulting agreements with them which expire on December 31, 2015 and 2013, respectively. However, we do not maintain any "key man" insurance on either of their lives. In the event we should lose the services of either of these people, our business would suffer materially. There can be no assurance that we would be able to employ qualified person(s) on acceptable terms to replace them.

Management Actions Could Cause Substantial Dilution and Stock Price Declines and Discourage a Takeover

Our Company is effectively controlled by management, specifically Messrs. Craig Sizer and Keith Houlihan (“Management”), who collectively and beneficially own approximately 64% of our outstanding common stock and have majority voting rights by virtue of their 100% ownership of our preferred stock. While we intend to pursue the business strategy set forth herein, Management has broad discretion to adjust the application and allocation of our cash and other resources, whether in order to address changed circumstances and opportunities or otherwise. As a result of such discretion, our success is substantially dependent upon their judgment. In addition, Management is able to elect our board of directors and to cause the directors to declare or refrain from declaring dividends, to increase our authorized capital, to authorize one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights holders of our common stock, to issue additional shares of capital stock, to direct the use of all funds available to us, including accelerating change of control payments, and to cause additional shares of common stock to be issued by accelerating the exercisability and termination of outstanding stock options. Any such preferred stock also could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company. Any issuance of common or preferred stock could substantially dilute the percentage ownership of the company held by our then current stockholders and cause a precipitous decline in our stock price. Such concentration of ownership may have the additional effect of delaying, deferring or preventing a change of control of the company. Also, this controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

Management Could Terminate Employment, and Our Operations and Viability Would be Hurt, If We Cannot Fund the 2010 Bonuses and Accrued Salaries Which Were Earned

Our Board of Directors determines whether or not our Management has achieved their milestones for their annual bonuses, with each director abstaining from the determination of his own performance. We are obligated to pay to our management, based on our Board’s determination that our executive officers achieved the mutually agreed milestones for fiscal 2010 set forth in their employment agreements, as amended, cash bonuses aggregating $302,000 (Messrs Sizer and Houlihan – $125,000 each, and O’Hara - $52,000 after pro-ration, 25% of which we have the option to pay to Mr. O’Hara in shares of our common stock). No bonuses were incurred for years 2011 and 2012 since milestones were not met. Additionally, officers of the Company have earned approximately $1.3 million in salaries in accordance with their employment contracts. We do not have on hand the cash to fund these bonus obligations, and Mr. Sizer’s affiliates will not make additional advances for that purpose; and there is no assurance we will be able to raise the money to make any such bonus payments. In addition, our net income from operations, if any, would be reduced substantially, and could be eliminated, as a result of this additional bonus expense we incurred for fiscal 2010. We also could be in default under our employment agreements with management if we cannot honor any such obligations, as a result of which any and all of these executives could terminate their employment with us, which would have a material adverse effect on our operations and viability. See Item 11 below, Executive Compensation.

Risks Relating to our Common Stock

Our Common Stock is Quoted on the OTC Markets, Which May Discourage Investors from Purchasing It More Than if It Was Listed on a National Exchange

Our common stock is quoted in the over the counter market on the OTC Markets. Quotation of our common stock on the OTC Markets may limit its liquidity and price more than if it was listed on a national securities exchange such as The Nasdaq Stock Market or NYSE MKT. Some investors may perceive an investment in our securities to be less attractive because they are quoted on the OTC Markets. In addition, as an OTC Markets’ quoted company we do not attract the analyst coverage that accompanies companies listed on an exchange. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities quoted on the OTC Markets. These factors may have an adverse impact on the trading and price of our common stock.

Our Common Stock is Illiquid

Trading in stocks quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices. Recently, there has been limited trading activity in our common stock on the OTC Markets. There can be no assurance that a more active trading market will commence in our common stock. Further, in the event that an active trading market were to commence on the OTC Markets, there can be no assurance as to the level of any market price of our common stock, whether any such trading market would provide liquidity to investors, or whether any such trading market would be sustained.

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

Pursuant to Rule 3a51-1 under the Exchange Act, our common stock is a "penny stock" because it (i) is not listed on any national securities exchange, (ii) has a market price of less than $5.00 per share, and (iii) its issuer (the Company) has net tangible assets less than $2,000,000 (if the issuer has been in business for at least three (3) years) or $5,000,000 (if the issuer has been in business for less than three (3) years). Our common stock is quoted only on the OTC Markets.

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

In the future, we anticipate having our common stock quoted on the Over-The-Counter Bulletin Board. Since the Over-The-Counter Bulletin Board is a dealer system we will have to seek market-makers to provide quotations for our common stock and it is possible that no market-maker will want to provide such quotations. Even if our common stock is quoted on the Over-The-Counter Bulletin Board, the Over-The-Counter Bulletin Board also provides a limited trading market similar to the OTC Markets. The Over-The-Counter Bulletin Board and the OTC Markets are not stock exchanges, and trading of securities on the Over-The-Counter Bulletin Board or the OTC Markets is often more sporadic than the trading of securities listed on a stock exchange such as The Nasdaq Stock Market or NYSE MKT.

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

A Significant Portion of our Outstanding Shares are Restricted Securities and the Sale of those Shares Will Depress Our Stock Price.

The sale of shares of our common stock which are not registered under the Securities Act, known as “restricted” shares, typically are effected under Rule 144. At April 11, 2013 we had outstanding 20,453,586 shares of restricted common stock. In accordance with the recent amendments to Rule 144, since we formerly were a “shell” company, no shares of our restricted common stock were eligible for sale under Rule 144 until we became subject to the reporting requirements of the Exchange Act, i.e., when this registration statement became effective by operation of law on December 29, 2010, and then such shares could be sold under Rule 144 on and after December 29, 2011 only if during the preceding 12 months we complied with our reporting requirements under the Exchange Act. No prediction can be made as to the effect, if any, that future sales of “restricted” shares of our common stock, or the availability of such shares for future sale, will have on the market price of our common stock or our ability to raise capital through an offering of our equity securities.

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

We Have Not Paid Dividends in the Past and Do Not Expect to Pay Dividends for the Foreseeable Future. Any Return on Investment May Be Limited to the Value of Our Common Stock, If Any

No cash dividends have been paid on our common stock. We expect that any net income derived from operations will be reinvested in our business. We do not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and such other factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment would occur only if our stock price was to appreciate, as to which there can be no assurance whatsoever.

Item 1B.  Unresolved Staff Comments

This item is not applicable because registrant is a smaller reporting company.

Item 2.  Properties

We do not own any real property. On March 19, 2013 we moved our offices from 80 Southwest 8th Street, Suite 2180, Miami, Florida 33130, to 444 Brickell Avenue, Suite 415, Miami, Florida 33131. Pursuant to the lease dated March 19, 2013, we occupy approximately 1,200 square feet of office space. Our monthly base rent is $2,667 effective on April 19, 2013 and increases to $2,746 on April 1, 2014. The lease expires on March 31, 2016. Our lease payment obligations are as follows:

Period	Annual Base Rent
4/1/2013 - 3/31/2014	$31,995
4/1/2014 - 3/31/2015	$32,955
4/1/2015 - 3/31/2016	$33,938

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

Item 4. Mine Safety Disclosures

Not applicable to our operations.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Markets under the symbol “SIMH”. The high and low bid information on the OTC Markets for our common stock for each full quarterly period within our two most recent fiscal years is set forth below. These bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2012:	High	Low
Fourth Quarter	$1.71	$1.50
Third Quarter	2.43	2.43
Second Quarter	1.99	1.99
First Quarter	5.01	5.01

Fiscal Year Ending December 31, 2011:	High	Low
Fourth Quarter	$5.00	$4.09
Third Quarter	5.00	0.20
Second Quarter	3.75	3.75
First Quarter	10.01	3.75

On April 11, 2013, the last sale price of our common stock as reported on the OTC Markets was $ 1.75 per share. At April 11, 2013 we had approximately 1,451 record shareholders of our common stock

Dividends

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

On August 1, 2012, convertible notes owed to an affiliate of Craig Sizer, the former CEO and Chairman, Craig Sizer and Keith Houlihan totaling $1,457,925 and accrued interest totaling $300,385 were converted into shares of common stock at conversion prices ranging from $0.25 to $0.50. The Company issued 5,957,447 shares of common stock on November 5, 2012. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

On February 21, 2013, the Company issued 25,000 shares of common stock each to two sales consultants, total 50,000 shares valued at $0.50 per share. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

This item is not applicable because registrant is a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

We design, develop and market a line of non-contact infrared thermometers principally for consumer home healthcare for children and, under the “ThermoPet” brand name, for pet dogs. Our research efforts have been focused on a second generation product with improved accuracy, and during the second quarter of 2012 we introduced our second generation product line commercially into the “professional” market (medical and veterinary professionals and institutions), a market in which we conducted limited test-marketing during 2010 and 2011.

For the years ended December 31, 2012 and 2011, our thermometers for pet dogs accounted for 90.5% and 16.1%, respectively, of all thermometer unit sales and 37.8% and 32.8%, respectively, of our net revenues of $95,376 and $98,889, respectively. For the year ended December 31, 2012 and 2011, our “professional” model accounted for 9% and 0.7% of unit sales and 62.2% and 3.9% of gross revenues. We have previously marketed our products principally on the Internet on Amazon.com and in the online catalogs of Frontgate.com (ThermoPet model only), and Hammacher.com (ThermoPet model only). We have agreements with a distributor, commissioned independent sales representatives, and resellers, and one reseller, McKesson Medical Surgical, Inc.., accounted for 64.7% of our total sales for the year ended December 31, 2012.

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

Revenue Recognition

The Company recognizes revenue at the time the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

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

•
Current inventory levels – we have approximately 500 units remaining as of December 31, 2012. We are attempting to sell the remaining units as quickly and efficiently as possible in order to make room for our second generation professional product.

•
Product life cycles – although we are currently in process of designing and manufacturing our 2nd generation professional models, we believe our first generation products are still readily marketable consumer products.

Stock-Based Compensation

The Company applies the fair value method of ASC 718, Share Based Payment, in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. As the Company does not have sufficient, reliable and readily determinable values relating to its common stock, the Company has used the stock value pursuant to its most recent private sale of stock for purposes of valuing stock based compensation. The Company believes that the market price of the Company's stock is not indicative of value as the stock is not widely held and trades infrequently.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. This first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company's evaluation was performed for the tax years ended December 31, 2012 and 2011. The Company’s tax returns for the years 2009 through 2012 remain subject to examination by tax jurisdictions as of December 31, 2012.

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Year Ended December 31,
	2012	2011
Net sales revenue	100.0%	100.0%

Costs and expenses:
Cost of goods sold	60.0	173.9
General and administrative	998.4	1,114.0
Research and development	160.2	243.8
Stock compensation	484.1	1,722.3
Depreciation and amortization	9.7	12.7
	1,652.5	3,092.8

Loss from operations	(1,612.4)	(3,166.7)

Other income (expense):
Interest income	14.3	—
Interest expense	(262.2)	(179.1)

Loss before provision for income taxes	(1,860.4)	(3,345.9)
Provision for income taxes	—	—

Net loss	(1,860.4)%	(3,345.9)%

Results of Operations

Year Ended December 31, 2012 compared to the year Ended December 31, 2011

Revenues: Revenues for the year ended December 31, 2012 were approximately $96,000 as compared to approximately $99,000 for the year ended December 31, 2011, a decrease of 3.6%. This decrease is attributable to the sale at reduced prices of our discontinued 1st generation products and introduction and launching of our new professional models.

Cost of Revenues: Cost of revenues, which consist of product, shipping and other costs totaled approximately $57,000 for the year ended December 31, 2012 as compared to $172,000 of such costs during the same period in 2011.  This decrease in cost of revenues reflects the lower unit prices of the new professional models.

Gross (Loss) Profit: Gross profit was approximately $38,000 for the year ended as compared to a gross loss of approximately $73,000 for the year ended December 31, 2011. The 2012 increase of $111,000 was primarily the result of the lower unit prices of the new professional models.

Operating Expenses: Operating expenses consist of general and administrative expenses, stock compensation, depreciation and amortization and research and development. For the year ended December 31, 2012, operating expenses totaled approximately $1.5 million as compared to approximately $3.0 million for the same period in 2011. The approximate $1.5 million decrease (48.5%) was primarily a result of less stock compensation expense approximately $1.2 million (-72.9%), offset by a decrease in research and development and other expenses.

Net Loss: Net loss for the year ended December 31, 2012 was approximately $1.8 million compared to approximately $3.3 million for the year ended December 31, 2011, a decrease of approximately $1.5 million (47.0%) primarily as a result of the decrease in operating expenses as described above.

Financial Condition

December 31, 2012 compared to December 31, 2011

Assets. At December 31, 2012 our total assets decreased by approximately $14,000 or 13.0%, to approximately $90,000. This was primarily attributable to decreases of approximately $36,000 in inventory and $9,000 of depreciation and amortization of fixed assets and patents offset with the addition of $26,000 in cash.

Liabilities. At December 31, 2012, our total liabilities decreased by approximately $865,000 or 21.0%, to approximately $3.3 million, attributable primarily to the decrease and conversion of approximately $1.7 million in borrowings and related interest from an affiliate of Craig Sizer, our former Chairman and CEO and principal shareholder and Keith Houlihan, our President into equity, along with increases of approximately $215,000 in accrued salaries and bonuses owed to our Management as of December 31, 2012.

Stockholders’ Deficit. At December 31, 2012, our stockholders’ deficit decreased by approximately $851,000, or 21.0%, to approximately $3.2 million, primarily due to our lower net loss of approximately $1.8 million offset by an increase of approximately $2.6 million in paid-in capital resulting from the issuance of stock from the conversion of related party debt.

Liquidity and Capital Resources

At December 31, 2012, our cash on hand was approximately $26,000. At March 31, 2013, our cash on hand was approximately $11,000.

Since our inception in 2009, we obtained our liquidity principally from approximately $2.4 million principal amount of cash advances from an affiliate of Craig Sizer, our former Chairman and CEO and one of our principal shareholders. The Company has executed promissory notes and advances totaling approximately $1.4 million as of December 31, 2012, with CLSS Holdings, LLC (“CLSS”). Each note (a) bears annual interest of between 7.5 and 9.0 (20% upon the occurrence, and during the continuance, of an event of default), is convertible into our common stock at a fixed conversion price of between $0.25 and $0.50, and is not pre-payable by us, and (b) is subject to a security agreement under which all of our assets secure our loan repayment obligation. All of the notes mature between September 30, 2013 and October 1, 2013. The maturity dates of these notes have been extended by CLSS in the past, but there is no assurance that these will be further extended.

Although we intend to increase our revenue by engaging in more aggressive sales, marketing and advertising activity designed to increase awareness of our products, we still need substantial additional capital to finance our business activities on an ongoing basis, as our revenue is insufficient to fund our operations.

During 2012 we raised $330,500 in a private placement and have engaged a broker-dealer and member of FINRA to assist us in raising additional funding. However, there are no assurances we will be successful in raising the additional capital and such funding will result in a material and substantial dilution of the equity interests of our current shareholders.  At March 31, 2013, we had approximately $11,000 in cash on hand; and unless and until we receive additional financing from third parties, which we may never achieve, in the absence of on-going cash infusions on an as needed basis by Mr. Sizer’s affiliate we would be unable to continue to operate.

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

We also intend to have our common stock quoted on the OTC Bulletin Board, which we believe would make it easier for us to raise capital from institutional investors and others. However, we do not have any commitments or arrangements to obtain any additional equity capital, and there can be no assurance that the additional financing we require would be available on reasonable terms, if at all. The unavailability of additional financing could require us to delay, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on our company and its viability and prospects.

Summary of Cash Flow for the year ended December 31, 2012

Our cash flows for the years ended December 31, 2012 and 2011, were as follows:

	Years Ended December 31,
	2012	2011
Net cash (used) by operating activities	$(692,556)	$(636,240)
Net cash (used) by investing activities	-	(2,679)
Net cash provided by financing activities	$718,640	$636,083

Operating Activities

Our total cash used by operating activities increased by approximately $56,000 or 8.8% to approximately $692,000 for the year ended December 31, 2012, compared to approximately $636,000 for the year ended December 31, 2011. The decrease is primarily due to the decreases in inventory, officer salary accruals and accounts payable compared to the year ended December 31, 2011.

Investing Activities

Our total cash used by investing activities decreased by approximately $3,000, or 100% for the year ended December 31, 2012, compared to approximately $3,000 for the year ended December 31, 2011. No funds were expended for investing activities.

Financing Activities

Our total cash provided by financing activities increased by approximately $83,000, or 13.0%, to approximately $719,000 for the year ended December 31, 2012, compared to approximately $636,000 for the year ended December 31, 2011. The increase is primarily due to approximately $331,000 raised from the private placement of equity dated November 2011, a reduction in borrowing of approximately $360,000 borrowed from an affiliate of Craig Sizer, our former Chairman and CEO and principal shareholder, and the proceeds of approximately $113,000 from the issuance of convertible notes to third parties.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sanomedics International Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sanomedics International Holdings, Inc. and Subsidiaries (the “Company”), as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanomedics International Holdings, Inc. and Subsidiaries, as of December 31, 2012 and 2011, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company had recurring operating losses, lack of sufficient working capital and has been historically dependent on outside financing in order to fund its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are more fully described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mallah Furman
Miami, Florida
April 16, 2013

Sanomedics International Holdings, Inc.
Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current Assets
Cash	$26,084	$-
Accounts receivable	8,117	2,753
Inventory	2,171	38,301

Total Current Assets	36,372	41,054

Fixed assets, net	17,049	21,350

Patents, net	36,796	41,773

Total Assets	$90,217	$104,177

Liabilities and Stockholders’ Deficit
Current Liabilities
Bank overdraft	$-	$4,522
Accrued salaries payable	1,290,516	1,075,131
Accounts payable and other liabilities	284,533	162,760
Accrued interest payable	217,001	284,526
Convertible note payable, net	4,688	-
Due to related parties	65,738	30,951
Notes payable - related party	1,379,427	2,561,712

Total Current Liabilities	3,241,903	4,119,602

Convertible note payable, net	12,500	-

Total Liabilities	3,254,403	4,119,602

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value: 1,000 shares authorized,
issued and outstanding as of December 31, 2012 and 2011, respectively	1	1
Common stock, $0.001 par value: 250,000,000 shares authorized,
20,403,586 and 14,258,939 issued and outstanding as of December 31, 2012 and 2011, respectively	20,404	14,259
Additional paid in capital	5,748,691	3,129,266
Stock subscription receivable	(20,000)	(20,000)
Accumulated deficit	(8,913,282)	(7,138,951)

Total Stockholders’ Deficit	(3,164,186)	(4,015,425)

Total Liabilities and Stockholders' Deficit	$90,217	$104,177

See accompanying notes to consolidated financial statements

Sanomedics International Holdings, Inc.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2012	2011

Revenues, net	$95,376	$98,889

Cost of goods sold	57,215	171,961

Gross profit (loss)	38,161	(73,072)

Operating expenses
General and administrative	952,214	1,101,633
Research and development	152,825	241,117
Stock compensation	461,720	1,703,125
Depreciation and amortization	9,278	12,582

Total operating expenses	1,576,038	3,058,457

Loss from operations	(1,537,877)	(3,131,529)

Other income (expense)
Other income	13,615	-
Amortization of debt discount	(17,188)	-
Interest expense	(232,881)	(177,146)

Total other expense	(236,454)	(177,146)

Net loss before income taxes	(1,774,331)	(3,308,675)
Income taxes	-	-

Net loss	$(1,774,331)	$(3,308,675)

Net loss per share - basic and diluted	$(0.12)	$(0.24)

Weighted average number of shares outstanding during the period - basic and diluted	15,145,717	13,653,711

See accompanying notes to consolidated financial statements

Sanomedics International Holdings, Inc.
Consolidated Statement of Changes in Stockholders' Deficit

	Preferred Stock, $.001 Par Value		Common Stock, $.001 Par Value		Additional Paid in	Stock Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance December 31, 2010	1,000	1	13,635,939	$13,636	$1,426,764	$(20,000)	$(3,830,276)	$(2,409,875)
Vesting of options to purchase common stock					143,296			143,296
Stock issued to consultant ($1.50 per share)			3,000	3	4,497			4,500
Stock issued to consultants ($2.50 per share)			620,000	620	1,549,380			1,550,000
Issuance of warrants to purchase common stock					5,329			5,329
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(3,308,675)	(3,308,675)
Balance December 31, 2011	1,000	1	14,258,939	14,259	3,129,266	(20,000)	(7,138,951)	(4,015,425)
Vesting of options to purchase common stock					147,396			147,396
Issuance of common stock for cash ($2.50 per share)			132,200	132	330,368			330,500
Stock issued to consultants ($2.50 per share)			55,000	55	137,445			137,500
Issuance of warrants to purchase common stock					176,864			176,864
Conversion of debt to common stock			5,957,447	5,958	1,752,352			1,758,310
Computed debt discount on convertible notes					75,000			75,000
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(1,774,331)	(1,774,331)
Balance December 31, 2012	1,000	$1	20,403,586	$20,404	$5,748,691	$(20,000)	$(8,913,282)	$(3,164,186)

See accompanying notes to consolidated financial statements

Sanomedics International Holdings, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,774,331)	$(3,308,675)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,278	12,582
Stock compensation	461,760	1,703,125
Amortization of debt discount on convertible notes	17,188	-
Changes in operating assets and liabilities
Accounts receivable	(5,364)	4,618
Inventory	36,130	154,852
Bank overdraft	(4,522)	4,522
Accrued salaries payable	215,385	440,000
Accounts payable and other liabilities	84,273	144,670
Accrued interest payable	232,860	177,115
Due to related parties	34,787	30,951

Net Cash Used In Operating Activities	(692,556)	(636,240)

CASH FLOWS USED FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(1,730)
Expenditures on patents	-	(949)

Net Cash Used In Investing Activities	-	(2,679)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes - related party	275,640	636,083
Proceeds from convertible notes payable	112,500	-
Issuance of common stock	330,500	-

Net Cash Provided By Financing Activities	718,640	636,083

Net increase (decrease) in cash	26,084	(2,837)

Cash - beginning of year	-	2,837

Cash - end of year	$26,084	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income taxes	$-	$-
Interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of related party notes and accrued interest	$1,758,310	$-
Computed debt discount on convertible notes	$75,000	$-

See accompanying notes to consolidated financial statements

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Sanomedics International Holdings, Inc. (the “Company”) formerly Grand Niagara Mining and Development Co, Inc. ("Grand Niagara") was originally incorporated in the state of Idaho in 1955 and re-domiciled in the state of Delaware on April 6, 2009.  See Note 3 for information regarding a reverse acquisition and recapitalization. The Company designs, develops, markets and distributes non-invasive infrared thermometers principally for consumer and pet home health care.

Principles of Consolidation

The Company consolidates its 100% interest in the following entities: Thermomedics, Inc., Sanomedics Development, Inc. and Anovent, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

Revenue from sales of the Company’s products is recorded when title and risk of loss have passed to the buyer and  criteria for revenue recognition is met. The Company sells its products to individual consumers and resellers upon receipt of a written order. The Company has a limited return policy for defective items that requires that they give the Company notice within 30 days after receipt of the product, however such risk is passed to the manufacturer and therefore, the Company recognizes revenue at the time of delivery without providing any reserve. For sales made by any large account with a right to return unsold items the Company either provides for a reserve for the estimated amount of unsold items, if it can reasonably estimate such returns, or records revenue only when the account provides definitive sales information.

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

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and accounts receivables. The Company maintains its cash in well-known banks selected based upon management's assessment of the banks’ financial stability. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Reserves for Warranty

The Company records a reserve at the time product revenue is recorded based on historical rates.  The reserve is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line. The warranty reserve was approximately $1,000 at December 31, 2012 and 2011.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which is generally 5 to 7 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income or expense.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2012 and 2011 were $14,147 and $22,884, respectively.

Shipping and Handling

Costs incurred by the Company for shipping and handling are included in costs of revenues. Shipping and handling costs for the years ended December 31, 2012 and 2011 were $10,077 and $6,893, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. This first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company's evaluation was performed for the tax years ended December 31, 2012 and 2011. The Company’s tax returns for the years 2009 through 2012 remain subject to examination by  tax jurisdictions as of December 31, 2012.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Expense

Costs related to research and development, which primarily consists of salaries and benefits, stock compensation and consulting, are charged to expense as incurred

Patents

We capitalize external cost, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense cost associated with maintaining and defending patents subsequent to their issuance in the period incurred. We amortize capitalized patent cost for internally generated patents on a straight-line basis over ten years, which represents the estimate useful lives of the patents. The ten year estimated useful life for internally generated patents is based on our assessment of such factors as: the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time, and the length of license agreements for such patents. We assess the potential impairment to all capitalized net patent cost when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable. For the years ended December 31, 2012 and 2011 patents costs, net of amortization of $12,977 and $ 8,000, respectively, totaled $36,796 and $41,773, respectively and are included in other assets in the accompanying consolidated balance sheets.

Convertible Debt

Convertible debt is accounted for under ASC 470, Debt – Debt with Conversion and Other Options.  The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of following ASC Topic 718, Share Based Payment, except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, Earning per Share, which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) before and after discontinued operations, by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per share excludes all dilutive potential shares as their effect is anti-dilutive. For the year ended December 31, 2012 and 2011, outstanding stock options, warrants, and shares issuable upon conversion of convertible notes were anti-dilutive because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share. Potentially dilutive shares of 13.4 million and 18.3 million, respectively, have been excluded from the denominator in the computation of diluted EPS for the year ended December 31, 2012 and 2011, respectively, because they are anti-dilutive.

Stock Based Compensation

The Company applies the fair value method of ASC 718, Share Based Payment, in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. As the Company does not have sufficient, reliable and readily determinable values relating to its common stock, the Company has used the stock value pursuant to its most recent private sale of stock by an affiliate of our former CEO, for purposes of valuing stock based compensation. The Company believes that the market price of the Company's stock is not indicative of value as the stock is not widely held and trades infrequently.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment”. ASU 2011-08 amends the required annual impairment testing of goodwill by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test under Topic 350-24 and Topic 350-20-35-9 is unnecessary. However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-24 by calculating the fair value of the reporting unit and comparing the results with the carrying amount. If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-20-35-9. An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test. Additionally, the entity has the option to resume with the qualitative testing in any subsequent period. The amendment which became effective for the Company on January 1, 2012, did not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment . This ASU simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. When adopted, this ASU will not have a material impact on the Company’s Consolidated Financial Statements as it only impacts the timing of when the Company is required to perform the two-step impairment tests of its indefinite-lived intangible assets other than goodwill.

NOTE 2- LIQUIDITY AND GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

The Company currently has limited revenue and is incurring losses. These factors raise substantial doubt about its ability to continue as a going concern. Management has financed the Company's operations principally through loans from an affiliate of the Company’s former CEO, who is also one of the principal shareholders.  Additionally, during 2012 the Company raised funds through a private placement in which the Company raised $330,500 through the issuance of stock, and $112,500 through the issuance of debt, and have engaged a broker-dealer and member of FINRA to assist us in raising additional funding. However, management cannot provide any assurances that the Company will be successful in completing this financing and accomplishing any of its plans.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – LIQUIDITY AND GOING CONCERN (continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing in addition to those funds provided by the former CEO’s affiliate and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE  4 – FIXED ASSETS, NET

Fixed assets, net consist of the following:

	December 31,	December 31,
	2012	2011
Furniture and equipment	$27,715	$27,715
Less accumulated depreciation	10,666	6,365
	$17,049	$21,350

Depreciation expense for the years ended December 31, 2012 and 2011, was $4,301 and $4,582; respectively.

NOTE 5 – NOTES PAYABLE -RELATED PARTY

Notes payable consists of the following:	December 31, 2012	December 31, 2011
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 8, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2012 (A)	$-	$407,151
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated December 7, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2012 (A)	-	117,164
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated April 6, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2012 (A)	-	245,116
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2012(A)	-	223,500
Convertible Promissory Note – Former CEO dated September 30, 2010, Note accrues interest at 7.5% per annum due and payable on August 1, 2012 (A)	-	225,000

Convertible Promissory Note - President dated September 30, 2010, Note accrues interest at 7.5% per annum due and payable on August 1, 2012 (A)	-	239,994

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLE -RELATED PARTY (continued)

Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on October 1, 2013 (B)	181,000	181,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 9% per annum, due and payable on October 1, 2013 (B)	367,000	367,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2011. Note accrues interest at 9% per annum, due and payable on September 30, 2013 (B)	220,000	220,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 7.5% per annum, due and payable on October 1, 2013 (B)	334,787	334,787
Total Notes	1,102,787	2,560,712
Other advances from CLSS Holdings, Inc, LLC, not evidenced by a promissory Note	276,640	1,000
	1,379,427	$2,561,712
Less: Current portion	1,379,427	2,561,712
	$–	$–

The secured convertible promissory notes above are collateralized by substantially all the assets of the Company and are convertible, at the holder's option, into common shares of the Company at a fixed conversion price ranging from  $0.25 to $0.50 per share.   CLSS Holdings, LLC is wholly owned by the Company's CEO who also is a principal shareholder of the Company.

(A) On August 1, 2012, convertible notes totaling $1,457,925 and accrued interest totaling $300,385 were converted into shares of common stock at conversion prices ranging from $0.25 to $0.50.  In connection with this conversion the Company issued 5,957,447 shares of common stock on November 5, 2012.

(B) On March 31, 2013, the Company and an affiliate of the Company’s former CEO agreed to extend the maturity dates of the remaining Secured Promissory Notes as of December 31, 2012 dated September 30, 2010 and March 12, 2011  to mature on September 30, 2013 and October 1, 2013, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On August 24, 2012, the Company executed a convertible note for $75,000. The convertible note is unsecured and has a maturity date of August 24, 2014. Interest will accrue at 9% per annum until paid or maturity and is convertible into common shares at a fixed convertible price of $0.50 per share. In the event that the Company undertakes a financing while this debt is unpaid, the holder shall have the right to convert at the lessor of the offering price or the fixed conversion price. As of December 31, 2012, the convertible note amounted to $12,500, net of unamortized discounts of $62,500.

On December 6, 2012, the Company entered into a Securities Purchase Agreement and convertible promissory note (“Note”) in the principal amount of $37,500. The Note, which is due on August 29, 2013, bears interest at 8% per annum until paid or to maturity and is convertible into shares of the Company’s common stock. The Note conversion is at the election of the lender at any time after 180 days from issuance date of the Note at a conversion price equal to a 42% discount to the average of the lowest three closing bid prices of the common stock during the 10 trading days prior to conversion. As of December 31, 2012, the convertible note amounted to $4,688, net of unamortized discounts of $32,812.

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $95,312 and $0 for the beneficial conversion features of the convertible debts incurred during the years ended December 31, 2012 and 2011, respectively. The discounts are being amortized to interest expense over the term of the notes using the effective interest method. The Company recorded $17,188 and $0 of interest expense pursuant to the amortization of the note discounts during the years ended December 31, 2012 and 2011, respectively.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – EQUITY

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

Common Stock

In connection with a private placement dated November 18, 2011, for $3,000,000 of common equity at a price of $2.50 per share, during 2012, the Company sold 132,200 shares, of which 32,800 shares of such offering were acquired by an affiliate of the former CEO and Chairman.  Additionally during 2012 two of the investors were issued a total of 55,000 shares of common stock as consultant fees for services rendered with a fair value of $2.50 per share for stock compensation in the amount of $137,500.

On August 1, 2012, convertible notes owed to an affiliate of the former CEO and Chairman and the current President totaling $1,457,925 and related accrued interest totaling $300,385 were converted into shares of common stock at conversion prices ranging from $0.25 to $0.50.  The Company issued 5,957,447 shares of common stock on November 5, 2012.

On December 21, 2011 we issued 420,000 shares to AMG Development, LLC and entity controlled by the Company's former CEO, such shares were issued in connection with a consulting agreement entered into on June 1, 2010.  Also on December 21, 2011, we issued 200,000 shares to Krishna Kumar and 2,000 shares to Website Consultants in exchange for services performed for the Company. These shares had a fair value of $2.50 per share.

On April 26, 2011, we issued 3,000 shares to a consultant in exchange for services rendered with a fair value of $1.50 per share

The Company uses the Black-Scholes option pricing model to determine the fair value of its stock, stock options and warrant issuance. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing stock options, the Company determined the expected volatility factor by comparing itself to the historic volatility of other companies in the same industry. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected term on its stock based compensation. The expected term of the Company’s stock options was based on an estimate of future employee exercises. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The weighted average fair value of stock compensation granted for the periods ended December 31, 2012 and 2011 was $2.50 and $0.50, respectively

The fair value was determined based on the assumptions shown in the table below:

	2012	2011
Risk-free interest rate	0.38% - 0.98%	0.98%
Expected dividend yield	0%	0%
Expected volatility	100%	100%
Expected life	2-5 years	2 years
Expected forfeitures	0%	0%
Fair market value of common stock	$0.05-$2.50	$0.05-$0.50

Common Stock

Stock Options

Pursuant to employment contracts entered into between the Company and its executive officers and consultants the Company granted an aggregate of 10 million options on January 6, 2009 and 1.3 million options on August 18, 2010.  Each of the options had a four to five year term with an exercise price of $0.05 per share.  These options had a fair value of approximately $689,000, based upon the management assumptions stated below using the Black Scholes model as described above.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – EQUITY (continued)

The following is a summary of the Company’s stock option activity through December 31, 2012:

	Stock Options	Weighted Average Exercise Price
Outstanding – December 31, 2010	11,372,000	0.11
Exercisable - December 31, 2010	10,274,000	0.08
Exercised	–	–
Forfeited/Cancelled	–	–
Outstanding – December 31, 2011	11,372,000	0.11
Exercisable - December 31, 2011	10,698,000	0.09
Exercised	-	-
Forfeited/Cancelled	(100,000)	-
Outstanding – December 31, 2012	11,272,000	0.10
Exercisable – December 31, 2012	11,272,000	0.10

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05 to $1.50	11,272,000	3.07 Years	$0.10	11,272,000	$0.10

Warrants

In connection with the Company's private placement memorandum dated November 18, 2011, for $3,000,000 of common equity at a price of $2.50 per share, each investor received one warrant to purchase common stock at a strike price of $3.75 for a period of 3 years from the date of the subscription. During 2012, the Company had issued 132,200 warrants pertaining to this memorandum.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2010	250,000	3.00
Exercisable - December 31, 2010	250,000	3.00
Granted	4,000	3.75
Exercised	–	–
Forfeited/Cancelled	–	–
Outstanding – December 31, 2011	254,000	3.00
Exercisable - December 31, 2011	254,000	3.00
Granted	132,200	3.75
Exercised	–	–
Forfeited/Cancelled	–	–
Outstanding – December 31, 2012	386,200	2.88
Exercisable - December 31, 2012	386,200	2.88

Warrants Outstanding				Warrants Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50 - 3.75	386,200	2.1 Years	$2.88	386,200	$2.88

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2012 and 2011 consists of the following:

	2012	2011
Gross deferred tax assets:
Net operating loss carryforwards	$1,089,170	$766,546
Accrued salaries	639,902	558,853
Accrued interest in convertible notes	194,700	107,067
Total deferred tax assets	1,923,772	1,432,466
Less: valuation allowance	(1,923,772)	(1,432,466)
Net deferred tax asset	$–	–

The actual tax benefit differs from the expected tax benefit (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.5% for State income taxes, a blended rate of 37.63%) approximately as follows:

	2012	2011

Expected tax benefit – Federal	$(570,093)	$(1.045,220)
Expected tax benefit – State	(97,588)	(178,920)
Non-deductible stock compensation	173,745	639,633
Meals and entertainment	2,629	880
Change in Valuation Allowance	491,307	583,627
Actual tax expense (benefit)	$–	$–

The Company has a net operating loss carryforward for tax purposes totaling approximately $2.9 million at December 31, 2012, which begin to expire in 2019. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters:

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

Employment and Consulting Agreements:

Under a consulting agreement, with a principal shareholder, commencing on January 5, 2009 and expiring on January 5, 2012, subject to termination rights on 90 day’s notice, the Company agreed to pay $12,500 per month and issued a 5 year option to purchase 5,000,000 shares of common at $0.05 per share. On August 18, 2010, this agreement was terminated and the shareholder and the Company entered into to a three year employment agreement for the shareholder to serve as the Company’s Chief Executive Officer at a base salary of $225,000 plus an annual cash bonus if the Company should meet certain milestones. On December 1, 2011, the shareholder resigned as Chief Executive Officer and Chairman.

The Company signed employment agreements with three other executive officers: the President, the Chief Operating Officer and its former Chief Technology Officer.  Each agreement is for three years effective January 1, 2009, unless terminated, and provides for a base salary which escalates based on time and the satisfaction of certain milestones.  All salaries of these executives are deferred until such time as the Company receives financing and or there is a change of control. As of December 31, 2012, the Company has deferred approximately $1.3 million in salaries, bonuses and consulting fees as a result of these agreements.

 SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

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

On December 1, 2011, the Company entered into an employment agreement with a new CEO whom subsequently resigned on March 8, 2013.  Under this agreement the executive was to receive: (i) an initial salary of $180,000; and (ii) an option to purchase 1,500,000 shares of the common stock of the Company; and (iii) is eligible to receive annual bonuses of up to Two Hundred Fifty Thousand Dollars ($250,000) based upon the achievement of certain agreed upon management objectives as determined by the Company’s Board of Directors. As of December 31, 2012 the unpaid salary due this individual was $15,385.

On January 6, 2013, the Company entered into a Consulting Agreement with Langle Business Consulting Inc., a company for which David C. Langle is the owner and President, which memorialized the employment of Mr. Langle as its Chief Financial Officer on a part-time basis. Pursuant to the agreement, the consultant will receive $5,000 per month, which shall be increased to $7,000 per month on the earlier of April 2013 or when the Company closes a financing of at least $1,000,000

Rental:

On March 19, 2013 the Company moved its offices and entered into a new lease agreement to occupy approximately 1,200 square feet of office space.  The lease provides for monthly base rent of $2,667 effective on April 1, 2013 and increases to $2,746 on April 1, 2014.  The lease expires on March 31, 2016.

Minimum lease commitments over the next five years are as follows:

Year Ended	Amount
2013	$23,996
2014	32,715
2015	33,693
2016	8,485
Totals	$98,889

NOTE 10 – SEGMENT REPORTING AND SIGNIFICANT CONCENTRATIONS

The Company currently operates in one reporting segment, the sale of non-contact thermometers; therefore, no segment data is provided.

Significant Concentrations

For the year ended December 31, 2012, two customers accounted for 76.3% of the Company’s revenues. During the year ended December 31, 2011, two customers accounted for 56.9% of the Company’s revenues.  At December 31, 2012, one customer accounted for 93% of accounts receivable.

NOTE 11 – RELATED PARTY DISCLOSURE

During 2012 and 2011, the Company paid accounting fees to the firm of Koutoulas & Relis LLC aggregating $30,097, and $42,000, respectively.  The accompanying 2012 balance sheet includes approximately $63,500 in accounts payable as owed to Koutoulas & Relis LLC.  Mr. Steven L. Relis, our former Chief Financial Officer and Controller whom resigned as of December 31, 2012, is a member of that accounting firm.

On August 18, 2010, we issued to Mr. Relis an option to purchase 450,000 shares at a price of $0.50 per share until August 18, 2017, in consideration of his agreement to serve as our Chief Financial Officer and Controller.  These options are subject to vesting:  33% on each of the first and second anniversaries of the grant date, and 34% on the third anniversary thereof. As a result of Mr. Relis’ resignation the remaining unvested portion of options granted expired as of December 31, 2012.

The accompanying balance sheets for 2012 and 2011 reflect accrued interest on notes payable due an affiliate of the former CEO of $217,001 and $284,526, respectively.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS

On February 9, 2013, the Board of Directors for the Company approved the grant of 25,000 shares of common stock each to two sales consultants

On March 11, 2013, the Company and an affiliate of the former CEO, agreed to extend the maturity dates of the Secured Promissory Notes amounting to approximately $1.1 million through October 1, 2013.

On March 7, 2013 the Company entered into a consulting agreement with their former CEO and a major shareholder of the Company. The agreement is for one year and provides for the issuance of 2,500,000 shares of common stock as payment for unpaid services performed prior to the agreement and, during the term of the agreement cash compensation of $12,500 per month plus the issuance of 2,500,000 shares of common stock at March 6, 2014 or the earlier termination of the agreement.

On March 7, 2013 the Company granted to its Chief Technology Officer 150,000 seven-year stock options with an exercise price of $0.50 per share. The Company determined that the fair value of the options was approximately $159,000 using the Black Scholes method. Additionally on March 7, 2013 the Company amended the term and exercisability periods of the stock options for its President and former CEO to April 1, 2016.

Management has evaluated the subsequent events through April 16, 2013, the date at which the consolidated financial statements were available for issue.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2012, our internal control over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our directors and executive officers, and their respective ages, positions and offices, are as follows:

Name	Age	Position

Keith Houlihan	44	President and Director
David C. Langle	62	Chief Financial Officer
Gary J. O’Hara	62	Chief Technology Officer
William Lerner	73	Director

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

David C. Langle has served as Chief Financial Officer since January 2013. Mr. Langle has an extensive history as CFO and in other senior management roles for various publicly and privately held companies in the technology, healthcare, manufacturing, and telecommunications industries.  Since June 2009 he has been the chief executive officer and a founder of Catenas Holdings, Inc., a private company which he founded to develop, manage and acquire synergistic medical services and health related services. Additionally, from January 2011 to present, he also serves as Interim Chief Financial Officer for Seamless Technology, Inc.(SLSX.PK), a publicly owned holding company that focuses on the acquisition, development and operating of Internet based technology companies. Mr. Langle began his career in finance while serving as a staff accountant with Spicer and Oppenhiem, an international accounting and consulting firm where he concluded his tenure as an audit partner. He earned his Bachelor of Science Degree from the University of Illinois in Chicago and has been a certified public accountant since 1985.

Gary J. O’Hara has been our Chief Technology Officer since July 28, 2010, and prior thereto he consulted for us from March 3, 2010 to July 27, 2010.  He had been retired for more than the past five years.  Mr. O’Hara brings over 25 years of experience in medical device product innovation and business development.  He was the co-founder in 1985 of Intelligent Medical Systems Inc. (“IMS”)  He invented the first commercialized infrared tympanic thermometer (First Temp® and Genius® brands) for which he was cited as Inventor of the Year by the San Diego Patent Law Association.  In 1993, IMS was acquired by the Fortune 500 pharmaceutical manufacturer American Home Products (now a part of Pfizer).  Mr. O’Hara has also been active in the seed and startup phases of many ventures through his involvement with the Tech Coast Angels, an organization of 150 investors that invest in and mentor early stage technology and biomedical companies.  Mr. O’Hara holds numerous patents related to medical devices and electronic computer games.  He has B.S. and M.S. degrees in Electrical Engineering from the University of Michigan as well as an MBA from Eastern Michigan University.

William Lerner was recently appointed as a Director to our Board on March 8, 2013. Mr. Lerner a graduate of Cornell University and of the New York University School of Law, is a member of the bars of New York and Pennsylvania, with a Peer Rating for more than 25 years of AV (Martindale Hubbell). His career includes service with the U.S. Securities & Exchange Commission, The American Stock Exchange and as General Counsel to a major New York Stock Exchange brokerage/investment banking/financial services firm. Most recently Mr. Lerner has been and is engaged in the private practice of corporate and securities law in New York and in Pennsylvania, and in Toronto, Canada as a Consultant in providing strategic and legal consulting as well as corporate governance and crisis management services to both public and private companies both in the United States and in Canada. Mr. Lerner is also a member of the Board of Trustees (and Chairman of the Compliance Committee) of the Daily Income Fund, a money market mutual fund Mr. Lerner is a director of National Holdings Corporation, a holding company for National Securities Corporation, vFinance Investments, Inc., National Asset Management, Inc. and National Insurance Corporation. National Securities and vFinance are broker-dealers registered with the Securities and Exchange Commission, and members of FINRA and SIPC. National Asset Management is an SEC registered investment adviser, and National Insurance provides a full array of fixed insurance products. (See: www.nhldcorp.com). Mr. Lerner is an adviser to Fiduciary Compliance Associates LLC (formed by Charles Lerner Esq., former Special Counsel to the Division of Enforcement at the SEC in Washington, DC and Director of Enforcement at the Pension and Welfare Benefits Administration at the US Department of Labor). Fiduciary Compliance (www.fiduciaryca.com ) provides full service compliance support to investment advisers, private investment funds, and financial firms in the US and Europe.

Family Relationships

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Director Qualification

Our Board of Directors is currently comprised of two individuals.  Mr. Lerner, who was appointed to our Board of Directors in March 2013, has an extensive background in corporate and securities law and consults with various public and private companies in the areas of legal issues and corporate governance.  He also has served and serves as a Director to several public and private companies.  Mr. Houlihan as served as our President since 2009 and in such position has a comprehensive understanding of our business.  Our Board concluded that as a result of these directors individual experience, qualifications, attributes or skills that such person should be serving as a member of our Board of Directors as of the date of this report in light of our business and structure. In addition to their individual skills and backgrounds which are focused on our industry as well as financial and managerial experience, we believe that the collective skills and experience of our Board members are well suited to guide us as we continue to grow our company.  We expect to expand our Board of Directors in the future to include additional independent directors.  In adding additional members to our Board, we will consider each candidate’s independence, skills and expertise based on a variety of factors, including the person’s experience or background in management, finance, regulatory matters and corporate governance.  Further, when identifying nominees to serve as director, we expect that our Board will seek to create a Board that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our President, Chief Executive Officer, Chief Financial Officer or Controller and any other persons performing similar functions. This code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, and full, fair, accurate, timely and understandable disclosure in reports we file with the Securities Exchange Commission. A copy of the Code of Business Conduct and Ethics is filed as an exhibit to this report.

Committees of our Board of Directors and the Role of our Board in Risk Oversight

Our President is one of two members of our Board of Directors.  None of our directors has been designated as Chairman of the Board.  Mr. Lerner is considered an independent director, but we do not have a “lead” independent director.  The Board of Directors oversees our business affairs and monitors the performance of management.  In accordance with our corporate governance principles, the Board of Directors does not involve itself in day-to-day operations.  Our independent director keeps himself informed through discussions with our executive officers and by reading the reports and other materials that we send him and by participating in Board of Directors meetings.  At the present stage of our company, our Board believes that in the context of risk oversight, with executive officers making up the majority of the Board, the Board gains valuable perspective that combines operational experience of a member of management with the oversight focus of a member of the Board.

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by the Board of Directors as a whole.  Because we only have one independent director, we believe that the establishment of these committees would be more form than substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. Further, when identifying nominees to serve as director, while we do not have a policy regarding the consideration of diversity in selecting directors, at such time as we expand our Board, our Board will seek to create a Board of Directors that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance.  We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.  Given our relative size, we do not anticipate that any of our stockholders will make such a recommendation in the near future.  While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.  In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

None of our directors are considered an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

●	understands generally accepted accounting principles and financial statements,
●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
●	understands internal controls over financial reporting, and
●	understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2012.

Item 11.  Executive Compensation

Executive Compensation

The following table sets forth information about compensation paid or accrued during our last two completed fiscal years, i.e., December 31, 2012 and 2011, to (a) our Chief Executive Officer (principal executive officer), (b) (i) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of our last completed fiscal year, and (ii) up to two additional individuals for whom similar disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, provided their respective total compensation exceeded $100,000 during such fiscal year. We refer to all of the persons included in this table, collectively, as our “named executive officers”. The table excludes perquisites and personal benefits for a named executive officer which are less than $10,000 and that are not a reimbursement of taxes owed with respect thereto.  The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.  The assumptions made in the valuations of the option awards are included in Note 8 of the Notes to our Consolidated Financial Statements for the year ended December 31, 2012 appearing earlier in this report.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)		Nonequity incentive plan compen-sation ($)	Non-qualified deferred compen-sation earnings ($)	All other compen-sation ($)	Total ($)

Craig Sizer,	2012	-0-		-0-		-0-	-0-		-0-	-0-	-0-	-0-
former CEO(1)	2011	225,000	(2)	-0-		-0-	-0-		-0-	-0-	-0-	225,000

Dom Gatto,	2012	100,000	(5)	-0-		-0-	-0-		-0-	-0-	-0-	100,000
Former CEO (4)	2011	24,000	(5)	-0-		-0-	1,050,000	(6)	-0-	-0-	-0-	1,074,000

Keith Houlihan,	2012	200,000	(2)	-0-		-0-	-0-		-0-	-0-	-0-	200,000
President	2011	160,000	(2)	125,000	(2)	-0-	-0-		-0-	-0-	-0-	285,000

Gary J. O’Hara	2012	135,417		-0-		-0-	96,262	(3)	-0-	-0-	-0-	231,679
Chief Technology Officer	2011	125,000		-0-		-0-	93,431	(3)	-0-	-0-	-0-	218,431

(1)	Mr. Sizer resigned as the Company’s Chief Executive Officer on December 1, 2011 and from the Board on August 14, 2012.

(2)	Salary to Mr. Houlihan and Mr. Sizer are unpaid and has been accrued and deferred.

(3)	Represents the vested portion of previous grants earned during the period, valued in accordance with ASC 718.

(4)	Mr. Dom Gatto resigned as the Company’s Chief Executive Officer effective March 8, 2013.

(5)	Represents payments made to AMG Consulting, LLC, in which Dom Gatto is the sole owner

(6)
AMG consulting LLC, which is wholly owned by Dom Gatto, received 420,000 shares of common stock valued at $2.50 per share in connection with a consulting agreement.  Such shares were issued to AMG Consulting, but are subject to forfeiture in the event that certain defined events do not occur.

Narrative Disclosure to Summary Compensation Table

Employment and Consulting Agreements with Named Executive Officers

Craig Sizer, Former CEO and Chairman

On January 5, 2009, we entered into a consulting agreement, as amended on January 4, 2010, with Craig Sizer to obtain his financial, management and strategic advice for a term of three (3) years.  We agreed to pay him $12,500 per month.  On April 2, 2009, we granted him an option to purchase 5,000,000 shares at a price of $0.05 each, exercisable until December 31, 2013.  Mr. Sizer deferred his right to receive the $225,000 in consulting fees accrued as of June 30, 2010, and we memorialized our deferral agreement by delivering to him our promissory note in that principal amount, which note is due and payable on August 1, 2011, convertible into shares of our common stock originally at a price equal to the lower of $.50 per share or a 50% discount to the average bid price of our common stock over the three trading days preceding the request for conversion, but, by virtue of a note amendment dated December 20, 2010, convertible now at a fixed conversion price of $.50 per share, and secured by substantially all of our assets. This note was subsequently converted into common shares of the Company on August 1, 2012.

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

On December 1, 2011, Craig Sizer resigned as Chief Executive Officer and all amounts earned above remain unpaid through March 31, 2013.

Dom Gatto, former CEO

On January 1, 2012, we entered into a an employment agreement with Dom Gatto to serve as our CEO until December 31, 2015 with successive one year renewal terms unless either party gives at least 30 days prior notice of non-renewal. We agreed to pay him an annual base salary of 180,000 for the first year, increasing to $235,000 in the second year. Mr. Gatto agreed to defer any salary in excess of $100,000 until such time as the Company raises at least $500,000 in equity or debt financing.  All such deferred salary shall become immediately payable upon an equity or debt raise of at least $1.0 million. We also agreed to pay a cash bonus hall be equal to the greater of: (i) One and One Half Percent (1.5%) of the gross revenues of the Company as determined by the audit of the Company’s annual financial statements; or (ii) if milestones (“Milestone”) are achieved by the end of each fiscal year as agreed to by the parties hereto within 60 days of following the commencement of such fiscal year, One Hundred Twenty Five Thousand Dollars ($125,000).  With respect to the fiscal year ended December 31, 2012, the Milestone shall be as agree to by the parties within the sixty (60) day period following the date hereof.  With respect to the fiscal year ended December 31, 2013 and thereafter, the Milestone shall be as agree to by the parties within the sixty (60) day period following the end of the preceding fiscal year. In addition we agreed to grant Mr. Gatto option to purchase 1.5 million shares of common stock at $0.50.

On March 8, 2013, Dom Gatto resigned as Chief Executive Officer and $18,885 remains unpaid and accrued as of December 31, 2012.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by each named executive officer at the end of our last completed fiscal year, i.e., December 31, 2012:

Outstanding Equity Awards at Fiscal Year-End

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date

Craig Sizer	5,000,000	(1)	0		0.05	4/1/2016

Dom Gatto	0		0
Keith Houlihan	5,000,000	(1)	0		0.05	4/1/2016

Gary J. O’Hara	545,520	(2)	279,480	(2)	0.50	7/28/17

(1)	Granted on April 2, 2009, and all options were immediately exercisable. Original expiration date of January 5, 2011 was amended and extended to expire on April 1, 2016.

(2)	Granted on July 28, 2010, pursuant to the terms of his employment agreement; 271,260 options were immediately exercisable and 271,260 options vest on July 28, 2011 and 279,480 vest on July 28, 2012.
(3)	Granted on August 18, 2010, vesting 33% on each of the first and second anniversaries of the grant date, and 34% on the third anniversary thereof.

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

As of December 31, 2012 and 2011, there were 1,272,000 options outstanding under this plan.

Termination of Employment, Change in Control or Change in Responsibilities of Named Executive Officers

On December 31, 2012, the Board of Directors of Sanomedics International Holdings, Inc. (the “Registrant”) terminated Steven Relis, the Chief Financial Officer of the Registrant, effective as of such date.

At December 31, 2012, there were no compensatory plans or arrangements with any named executive officer (including payments to be received from us or any of our subsidiaries), which result or will result from the resignation, retirement or any other termination of employment of such named executive officer or from a change of control of us or any of our subsidiaries or any change in such named executive officer’s responsibilities following a change in control, except as follows:

On March 8, 2013, Dom Gatto resigned as Chief Executive Officer and $15,385 remains unpaid and accrued as of December 31, 2012.

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

Payments on Termination

Pursuant to our employment agreements with each of former employees Jordan Serlin and Abhishek Shrivastava, if  employment is terminated without Cause (as defined) the terminated employee would be entitled to severance equal to the total compensation due him through either (i) the remaining term of his agreement or (ii) the next 24 month, assuming the employment term automatically renewed (if applicable), whichever is greater, payable over three months, and all shares and options subject to a vesting schedule would vest 100% as of the employment termination date, and we would provide at least 24-months of health benefits, subject to him agreeing to a general release and related terms in form and substance agreeable to us.  See “Employment and Consulting Agreements with Named Executive Officers” above for above information about the terms of our separation agreement with Jordan Serlin, who in May 2010 resigned as our COO because of his health.  Mr. Shrivastava’s employment terminated on June 2, 2010. We attempted unsuccessfully to negotiate a separation agreement with him and we are considering bringing legal action against him for breach of contract.

Director Compensation

Our directors do not receive any cash compensation for service on our board of directors or any committee, although we do reimburse directors for their reasonable out-of-pocket expenses associated with attending meetings, and no compensation was paid to any of our employee directors for services as a director during the year ended December 31, 2012 and 2011.   We do not have any compensation policy governing the issuance of shares of our common stock to non-employee directors, and our directors are not prohibited from receiving restricted stock grants.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

At April 11, 2013, the issued and outstanding Voting Shares consisted of:

•           20,453,586 shares of our common stock, and
•           1,000 shares of our Series A Preferred Stock.

Each share of common stock entitles the holder to one vote.  The holders of shares of the Series A Preferred Stock are entitled to the number of votes that collectively equal 51% of the total number of votes that may be cast by the holders of common stock and Series A Preferred Stock voting as one class on all matters submitted to a vote of our stockholders. On April 11, 2013, there were a total of  30,885,915 votes eligible to be cast at any meeting of our stockholders.

The following table contains information regarding record ownership of our Voting Shares as of April 11, 2013 held by:

•           persons who own beneficially more than 5% of the outstanding Voting Shares,
•           our directors,
•           named executive officers, and
•           all of our directors and officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from April 11, 2013, upon exercise of options, warrants or convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised.  Unless otherwise indicated, the address of each of the listed beneficial owners identified is 444 Brickell Avenue, Suite 415, Miami, Florida 33131.

	Amount and Nature of Beneficial Ownership
	Common Stock		Series A Preferred Stock
Name	# of Shares	% of Class	# of Shares	% of Class	% of Total Vote
William Lerner	0	-	-	-	-
Keith Houlihan (1)	6,814,711	26.8%	250	25%	14.3%
Gary J. O’Hara (2)	987,000	4.6%	-	-	≤1%
David C. Langle	0	-	-	-	-
All named executive officers and directors as a group (four persons) (1)(2)	7,801,711	29.5%	250	25%	14.3%
Craig Sizer (3)	10,167,265	36.8%	750	75%	34.9%

(1)           The number of shares of common stock owned by Mr. Houlihan includes:

•           1,814,711 shares which are presently outstanding; and
•           options to purchase 5,000,000 shares of our common stock which are exercisable at $0.05 per share until April 1, 2016.

Percentage of total vote includes voting rights attributable to 250 shares of Series A Preferred Stock.

(2)           The number of shares of common stock owned by Mr. O’Hara includes options to purchase 972,000 shares of our common stock at $0.50 per share until July 27, 2017 and March 6, 2020.

(3)           The number of shares of common stock owned by Mr. Sizer includes:

•           2,536,340 shares held of record by CLSS Holdings LLC, a limited liability company of which he is the sole member;
•           400,551 shares held in his name,
•           24,800 shares held in the name of his wife;
•           2,205,574 shares issuable to CLSS in the event it elects to convert its $1.1 million principal amount of the notes we issued to it for cash advances we received at a conversion price of $0.50 per share; and
•           options to purchase 5,000,000 shares of our common stock which are exercisable at $0.05 per share until April 1, 2016.

Percentage of total vote includes voting rights attributable to 750 shares of Series A Preferred Stock.  Mr. Sizer’s address is 19501 W. Country Club Drive, Aventura, FL33180.

Changes in control

There are no arrangements, including any pledge by any person of our securities, known to us the operation of which may at a subsequent date result in a change in control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2012.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities as remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders(1)	1,272,000	(2)	$0.50	2,228,000

Equity compensation plans not approved by holders	10,386,200	(3)	$0.16	0

Total	11,658,200		$0.19	2,228,000

(1)
Our 2010 Stock Option Plan provides for options for 3,500,000 shares to be awarded to officers, directors, employees and others who render services to the Company as an additional incentive to advance our interests.

(2)	Options for 698,000 shares are fully vested; 424,000 and 150,000 will vest in fiscal 2012 and 2013, respectively.

(3)
From time to time we issue warrants and options as an inducement to various persons or entities to enter into transactions with us.  As of March 31, 2013, we had issued the following:
(a) a warrant to purchase 150,000 shares at an exercise price of $3.00 per share through December 7, 2014, to a consultant advising us about the salability of our products pursuant to a 12-month consulting agreement,
(b) a stock option to each of   Craig Sizer and  Keith Houlihan to purchase 5,000,000 shares at an exercise price of $0.05 per share through December 31, 2013;
(c) a stock option to Koutoulas Relis LLC (an accounting firm of which Steven Relis, our former Chief Financial Officer, is a member) to purchase 100,000 shares at an exercise price of  $1.50 per share through December 31, 2014.
(d) warrants to purchase 136,200 shares at an exercise price of $3.75 per share through November 30, 2014, April 5, 2015 and November 5, 2015 , issued in connection with the November 18, 2011 common stock offering.

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

Borrowings

During the periods 2009 to 2012 we obtained our liquidity principally from approximately $2.4 million  of cash advances we received from time to time, as needed, from an affiliate of Craig Sizer, our former Chairman and CEO and one of our principal shareholders, as follows:

Description	Conversion price per share	Amount
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 8, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2012	$0.25	$407,151
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated December 7, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2012	0.25	117,164
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated April 6, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2012	0.25	245,116
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2012	0.25	223,500
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on October 1, 2012	0.50	181,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 9% per annum, due and payable on October 1, 2012	0.50	367,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2011. Note accrues interest at 9% per annum, due and payable on September 30, 2012	0.50	220,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 7.5% per annum, due and payable on October 1, 2012	0.50	334,787
Other Advances from CLSS Holdings, LLC not evidenced by promissory notes		277,640
Totals		$2,373,358

Each loan is (a) evidenced by a promissory note which bears 9% annual interest (20% [15% in the March 2011 note] upon the occurrence, and during the continuance, of an event of default), convertible into our common stock at a fixed price of $.25 or $.50 and not pre-payable by us, and (b) subject to a security agreement under which all of our assets secure our loan repayment obligation.

Compensation

During 2012 and 2011, we paid accounting fees to the firm of Koutoulas & Relis LLC aggregating $30,097 and $42,000, respectively.  On November 17, 2009, we issued to Koutoulas & Relis LLC a stock option entitling it to purchase 100,000 shares of common stock at an exercise price of a $1.50 per share until November 16, 2014, in consideration of that firm’s agreement to reduce its standard billing rates.  Steven L. Relis, our former Chief Financial Officer and Controller as of August 2010, is a member of that accounting firm.

On August 18, 2010, we issued to Mr. Relis an option to purchase 450,000 shares at a price of $0.50 per share until August 18, 2017, in consideration of his agreement to serve as our chief financial officer and controller.  These options are subject to vesting:  33% on each of the first and second anniversaries of the grant date, and 34% on the third anniversary thereof. . As a result of Mr. Relis’ resignation the remaining unvested portion of options granted expired as of December 31, 2012.

Director Independence

There is only one member of our board of directors who would be considered an “independent” director under the definition of “independence” set forth in NASDAQ Rule 5605(a)(2).

Item 14. Principal Accountant Fees and Services

Mallah Furman was engaged to be the Company's auditors for the years ended December 31, 2012 and 2011. Fees incurred are as follows for the periods indicated:

		2012	2011
(1)	Audit Fees	$37,000	$30,000
	Audit-Related Fees	-	-
	Tax Fees	-	-
	All Other Fees	-	-

(1) Audit fees include the annual audit and quarterly financial statement reviews and procedures required to be performed by the independent auditor to be able to form an opinion on our consolidated financial statements. Audit fees also includes services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

3.1	Certificate of Incorporation, filed April 7, 2009(1)
3.2	Certificate of Amendment to Certificate of Incorporation, filed April 7, 2009(1)
3.3	Bylaws(1)
10.1	$407,151.26 Secured Convertible Promissory Note dated September 8, 2009 to CLSS Holdings, LLC(1)
10.2	Security Agreement with CLSS Holdings LLC dated September 8, 2009(1)
10.3	$225,000.00 Secured Convertible Promissory Note dated June 30, 2010 to Craig Sizer(1)
10.4	Amended and Restated Employment Agreement with Keith Houlihan, dated August 18, 2010(1)
10.5	Employment Agreement with Gary J. O’Hara, dated July 28, 2010(1)
10.6	Employment Agreement with Craig Sizer, dated August 18, 2010(1)
10.7	Option Agreement with Craig Sizer, dated April 2, 2009(1)
10.8	2010 Stock Option Plan(1)
10.9	Warrant issued to ASG, LLC, dated December 7, 2009(1)
10.10	Amendment No. 1 to $407,151.26 Secured Convertible Promissory Note dated September 8, 2009 to CLSS Holdings, LLC(1)
10.11	Amendment No. 1 to $225,000.00 Secured Convertible Promissory Note dated June 30, 2010 to Craig Sizer(5)
10.12	$239,944 Secured Convertible Promissory Note dated June 30, 2010 to Keith Houlihan, as amended December 20, 2010(1)
10.13	Manufacturing Agreement with Rycom Electron Technology Limited (portions of the exhibit have been redacted pursuant to a request for confidential treatment)(1)
10.14	Amendment No. 1 dated December 17, 2010, to Amended and Restated Employment Agreement with Keith Houlihan(1)
10.15	Amendment No. 1 dated December 20, 2010, to Employment Agreement with Gary J. O’Hara(1)
10.16	Amendment No. 1 dated December 17, 2010, to Employment Agreement with Craig Sizer(1)
10.17	First Amendment to Commercial Lease(1)
10.18	Reseller Agreement with Scar-Guard Inc., dated June 1, 2010 (portions of the exhibit have been redacted pursuant to a request for confidential treatment)(1)
10.19	$367,000 Secured Convertible Promissory Note dated March 10, 2011 to CLSS Holdings LLC(1)
10.20	Security Agreement with CLSS Holdings LLC dated March 10, 2011(1)
10.21	Note Extension Agreement with CLSS Holdings LLC dated March 10, 2011(1)
10.23	Note Extension Agreement for note dated April 6, 2010 with CLSS Holdings LLC dated August 1, 2011 (2)
10.24	Note Extension Agreement for note dated December 7, 2009 with CLSS Holdings LLC dated August 1, 2011 (2)
10.25	Note Extension Agreement for note dated June 30, 2010 with CLSS Holdings LLC dated August 1, 2011 (2)
10.26	Note Extension Agreement for note dated September 8, 2009 with CLSS Holdings LLC dated August 1, 2011(2)

10.27	Note Extension Agreement with Craig Sizer dated August 1, 2011(2)
10.28	Note Extension Agreement with Keith Houlihan dated August 1, 2011 (2)
10.29	$220,000 Secured Convertible Promissory Note dated June 30, 2011 to CLSS Holdings LLC (2)
10.30	Note Extension Agreement for note dated September 30, 2010 with CLSS Holdings LLC dated October 1, 2011 (3)
10.31	Employment Agreement by and between the Company and Dom Gatto dated December 1,, 2011 (4)
10.32	Secured Convertible Promissory Note dated December 31, 2011 to CLSS Holdings LLC(5)
10.33	Employment Agreement with Dom Gatto, dated November 24, 2011, effective date January 1, 2012 (5)
10.34	Note Extension Agreement with CLSS Holdings LLC dated March 11, 2012 (5)
10.35	Securities Purchase Agreement dated December 6, 2012 between Sanomedics International Holdings, Inc. and Asher Enterprises, Inc. (6)
10.36	Convertible Promissory Note dated December 6, 2012 in the original principal amount of $37,500 payable to Asher Enterprises, Inc. (6)
10.37	Consulting Agreement dated January 6, 2013 between Sanomedics International Holdings, Inc. and Langle Business Consulting Inc. (7)
10.38	Lease for principal executive office *
14.1	Code of Business Conduct and Ethics *
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	510(k) assignment from Rycom Electron Technology Limited(2)
99.2	510(k) assignment from JXB Co., Ltd(2)
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*             filed herewith.
**           In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

(1)           Incorporated by reference to the registration statement on Form 10 filed on October 29, 2010, as amended.
(2)           Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2011.
(3)           Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2011.
(4)           Incorporated by reference to the Current Report on Form 8-K as filed on December 2, 2011.
(5)           Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011.
(6)           Incorporated by reference to the Current Report on Form 8-K as filed on December 11, 2012.
(7)           Incorporated by reference to the Current Report on Form 8-K as filed on January 8, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.

Date: April 16, 2013	By:	/s/ Keith Houlihan
Keith Houlihan
President

Date: April 16, 2013	By:	/s/ David C. Langle
David C. Langle
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Keith Houlihan
Keith Houlihan
President, Director and Principal Executive Officer

Date: April 16 , 2013

By:	/s/ David C. Langle
David C. Langle
Chief Financial Officer, Principal Financial and Accounting Officer

Date: April 16, 2013

By:	/s/ William Lerner
William Lerner, Director

Date: April 16 , 2013

By:	/s/ Gary J. O' Hara
Gary J. O' Hara, Chief Techonology Officer

Date: April 16 , 2013