Form 10-Q
period 2013-03-31
Sanomedics International Holdings, Inc
filed 2013-05-15
CIK 1501972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-54167

Sanomedics International Holdings, Inc.
(Name of registrant as specified in its charter)

Delaware	27-3320809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

444 Brickell Avenue, Suite 415, Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (305) 433-7814 not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 20,453,586 shares of common stock are issued and outstanding as of May 7, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about our:

•	our revenues and profits are not assured,
•	we may be unable to continue as a going concern,
•	we may not be able to obtain the substantial additional capital we need,
•	cost and quality issues might arise from our dependence on a third-party, sole source Chinese manufacturer,
•	we may be unable to make or successfully integrate acquisitions,
•	we may not be able to compete effectively,
•	our research and development may be unsuccessful; our next generation products may not be developed, or if developed, may fail to win commercial acceptance,
•	we may be unable to develop next generation products if we cannot hire electrical engineers,
•	growth, if any, could be unmanageable,
•	product shortages may arise if our contract manufacturer fails to comply with government regulations,
•	our medical devices may not meet government regulations,
•	current economic conditions may jeopardize our fund-raising efforts,
•	our intellectual property may not be protectable,
•	we face intellectual property risks that may negatively affect our brand names, reputation, revenues, and potential profitability,
•	our trademarks are valuable, and any inability to protect them could reduce the value of our products and brands,
•	product warranties and product liabilities could be costly,
•	we may be unable to replace current management,
•	management actions could cause substantial dilution and stock price declines and discourage a takeover,
•	management could terminate employment, and our operations and viability would be hurt, if we cannot fund the 2010 bonuses and accrued salaries which were earned,
•	our common stock is quoted on the OTC Markets, which may discourage investors from purchasing it more than if it was listed on a national exchange,
•	our common stock is illiquid,
•	the application of the “penny stock” rules could adversely affect transactions in our common stock and could increase transaction cost,
•	the price of our common stock may be very volatile,
•	a significant portion of our outstanding shares are restricted securities and the sale of those shares will depress our stock price
•	as an issuer of a “penny stock,” the protection provided by the Federal securities laws relating to forward looking statements does not apply to us, and
•	we have not paid dividends in the past and do not expect to pay dividends for the foreseeable future. Any return on investment may be limited to the value of our common stock, if any.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2012. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “we,” “our,” “us,” and similar terms refers to Sanomedics International Holdings, Inc., a Delaware corporation, and our wholly-owned subsidiaries. In addition, the “first quarter of 2013” refers to the three months ended March 31, 2013, the “first quarter of 2012” refers to the three months ended March 31, 2012, “2012” refers to the year ended December 31, 2012 and “2013” refers to the year ending December 31, 2013.

Unless specifically set forth to the contrary, the information which appears on our website at www.sanomedics.com is not part of this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Sanomedics International Holdings, Inc.
Condensed Consolidated Balance Sheets

	March 31	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$11,526	$26,084
Accounts receivable	46,069	8,117
Inventory	5,756	2,171
Prepaid expense	16,795	-

Total Current Assets	80,145	36,372

Fixed assets, net	16,395	17,049

Other Assets
Patents, net	35,551	36,796
Deposit	7,999	-

Total Other Assets	43,550	36,796

Total Assets	$140,090	$90,217

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued salaries payable	$1,334,516	$1,290,516
Accounts payable and other liabilities	329,909	284,533
Accrued interest payable	252,045	217,001
Convertible note payable, net	18,752	4,688
Due to related parties	67,939	65,738
Notes payable - related party	1,501,918	1,379,427

Total Current Liabilities	3,505,079	3,241,903

Convertible note payable, net	21,875	12,500

Total Liabilities	3,526,954	3,254,403

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value: 1,000 shares authorized,
issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	1	1
Common stock, $0.001 par value: 250,000,000 shares authorized,
20,453,586 and 20,403,586 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.	20,454	20,404
Additional paid in capital	5,965,536	5,748,691
Stock subscription receivable	(20,000)	(20,000)
Accumulated deficit	(9,352,855)	(8,913,282)

Total Stockholders’ Deficit	(3,386,864)	(3,164,186)

Total Liabilities and Stockholders' Deficit	$140,090	$90,217

The accompanying notes are an integral part of these condensed consolidated financial statements

Sanomedics International Holdings, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2013	2012

Revenues, net	$57,138	$27,927

Cost of goods sold	16,571	22,232

Gross profit	40,567	5,695

Operating expenses
General and administrative	184,132	226,841
Research and development	27,750	8,500
Stock compensation	216,896	164,863
Depreciation and amortization	1,899	1,061

Total operating expenses	430,677	401,265

Loss from operations	(390,110)	(395,570)

Other income (expense)
Amortization of debt discount	(23,439)	-
Interest expense	(26,023)	(54,467)

Total other expense	(49,462)	(54,467)

Net loss before income taxes	(439,572)	(450,037)
Income taxes	-	-

Net loss	$(439,572)	$(450,037)

Net loss per share - basic and diluted	$(0.02)	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	20,408,791	14,258,939

The accompanying notes are an integral part of these condensed consolidated financial statements

Sanomedics International Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(439,572)	$(450,037)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,899	1,061
Stock compensation	216,896	164,863
Amortization of debt discount on convertible notes	23,439	-
Changes in operating assets and liabilities
Accounts receivable	(37,952)	(8,319)
Inventory	(3,585)	19,504
Other current assets	(16,795)	(18,074)
Deposits	(7,999)	-
Accrued salaries payable	44,000	65,769
Accounts payable and other liabilities	45,375	(37,522)
Accrued interest payable	35,044	54,467
Due to related parties	2,202	394

Net Cash Used In Operating Activities	(137,050)	(207,892)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes - related party	122,492	34,000
Issuance of stock subscriptions payable	-	231,500

Net Cash Provided By Financing Activities	122,492	265,500

Net change in cash	(14,558)	57,608

Cash - beginning of period	26,084	-

Cash - end of period	$11,526	$57,608

The accompanying notes are an integral part of these condensed consolidated financial statements

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Sanomedics International Holdings, Inc. (referred to herein as “we”, “us”, “our” or the “Company”) formerly Grand Niagara Mining and Development Co, Inc. ("Grand Niagara") was originally incorporated in the state of Idaho in 1955 and re-domiciled in the state of Delaware on April 6, 2009. The Company, through its subsidiaries, designs, develops, markets and distributes non-invasive infrared thermometers principally for consumer and pet home health care.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10K, which contains the audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended December 31, 2012. The interim results for the three months ended March 31, 2013 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The condensed consolidated financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

The Company currently has limited revenue and is experiencing recurring losses. These factors raise substantial doubt about its ability to continue as a going concern. Management has financed the Company's operations principally through loans from an affiliate of the Company’s former CEO, who is also one of the principal shareholders. The Company will also need to raise additional capital. However, management cannot provide any assurances that the Company will be successful in completing this financing and accomplishing any of its plans.

Through March 31, 2013, the Company obtained its liquidity principally from approximately $123,000 of cash advances from an affiliate of the former Chairman and CEO and the Company's principal shareholder.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing in addition to those funds provided by its affiliate and attain profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

NOTE 3 – NOTES PAYABLE -RELATED PARTY

Notes payable consists of the following:	March 31, 2013	December 31, 2012

Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on October 1, 2013 (A)	$181,000	$181,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 9% per annum, due and payable on October 1, 2013 (A)	367,000	367,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2011. Note accrues interest at 9% per annum, due and payable on September 30, 2013 (A)	220,000	220,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 7.5% per annum, due and payable on October 1, 2013 (A)	334,787	334,787
Total Notes	1,102,787	1,102,787

Other advances from CLSS Holdings, Inc, LLC, not evidenced by a promissory Note (A)	399,131	276,640
	$1,501,918	$1,379,427

The secured convertible promissory notes above are collateralized by substantially all the assets of the Company and are convertible, at the holder's option, into common shares of the Company at a fixed conversion price ranging from $0.25 to $0.50 per share. CLSS is wholly owned by the Company's Former CEO who also is a principal shareholder of the Company and Director.

(A) On May 9, 2013, the Company and an affiliate of the Company’s former CEO agreed to terminate each of the above listed convertible notes and issue a single replacement convertible note that includes the obligations currently provided together with the Advances and accrued interest of $238,868 as of March 31, 2013. The replacement note was for a total of $1,740,786. Additionally the replacement note extended the maturity date to March 30, 2015.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On August 24, 2012, the Company executed a convertible note for $75,000. The convertible note is unsecured and has a maturity date of August 24, 2014. Interest will accrue at 9% per annum until paid or maturity and is convertible into common shares at a fixed convertible price of $0.50 per share. In the event that the Company undertakes financing while this debt is unpaid, the holder shall have the right to convert at the lessor of the offering price or the fixed conversion price. As of March 31, 2013 and December 31, 2012, the convertible note amounted to $21,875 and $12,500, net of unamortized discounts of $53,125 and $62,500, respectively.

On December 6, 2012, the Company entered into a Securities Purchase Agreement and convertible promissory note (“Note”) in the principal amount of $37,500. The Note, which is due on August 29, 2013, bears interest at 8% per annum until paid or to maturity and is convertible into shares of the Company’s common stock. The Note conversion is at the election of the lender at any time after 180 days from issuance date of the Note at a conversion price equal to a 42% discount to the average of the lowest three closing bid prices of the common stock during the 10 trading days prior to conversion. As of March 31, 2013 and December 31, 2012, the convertible note amounted to $18,752 and $4,688, net of unamortized discounts of $18,748 and $32,812.

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $71,873 and $95,312 for the beneficial conversion features of the convertible debts incurred during the periods ended March 31, 2013 and December 31, 2012, respectively. The discounts are being amortized to interest expense over the term of the notes using the effective interest method. The Company recorded $23,439 and $17,188 of interest expense pursuant to the amortization of the note discounts for the three months ended March 31, 2013 and for the year ended December 31, 2012, respectively.

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common stock

On February 9, 2013, the Company issued a total of 50,000 shares of common stock to two consultant for services valued at $1.15 per share. As a result, the Company recorded stock compensation in the amount of $57,500 for the three months ended March 31, 2013.

Stock Options

On March 7, 2013, the Company granted to its Chief Technology Officer 150,000 seven-year stock options with an exercise price of $0.50 per share. The Company determined that the fair value of the options was approximately $159,000 using the Black Scholes method and recorded as stock compensation in the accompanying condensed consolidated financial statements.

NOTE 7 – SUBSEQUENT EVENTS

On April 26, 2013, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement ”) with Prime Time Medical, Inc., a Florida corporation (“Prime Time”) and Mark R. Miklos, the sole equity holder of Prime Time (the “Seller”). Prime Time is a Durable Medical Equipment provider of home medical equipment servicing consumers throughout West Central Florida.

Pursuant to the Purchase Agreement, at the closing the Seller will transfer to the Company all the outstanding shares of capital stock of Prime Time for an aggregate purchase price of up to $3,100,000, subject to certain adjustments as summarized herein. The purchase price will be paid in a combination of cash, promissory notes and shares of the Company’s common stock. On April 26, 2013, the Company paid a $200,000 deposit towards the purchase price.

On the closing date, the Company will make a total cash payment to the Seller as follows: (a) if the closing occurs on or prior to May 26, 2013, the Company shall pay $950,000 at closing, (b) if the closing occurs after May 26, 2013 but on or prior to June 26, 2013 the Company shall pay to Seller $1,050,000 at closing, and (c) if the closing occurs after June 26, 2013, the Company shall pay to Seller $1,150,000 at closing.

Additionally, at closing, the Company will issue two additional promissory notes (the “Notes A and B”) to the Seller in the aggregate principal amount of $1,000,000. Note A in the principal amount of $500,000 will bear interest at 5% per annum, with monthly payments of principal and interest, and will mature three years after the closing date. Note B in the principal amount of $500,000 will bear interest at 5% per annum, with annual payments of interest and principal payable annually over two years from the date of closing provided; however, that the principal balance of Note B (and the respective annual payment) shall be reduced if: (i) the earnings before income taxes, depreciation and amortization (“EBITDA”) for the fiscal year ended December 31, 2013 is less than $975,000; and/or (ii) the EBITDA for the fiscal year ended December 31, 2014 is less than $975,000. At the Seller’s option, Note B can be paid in shares of common stock of the Buyer on terms acceptable to Seller and the Company.

Total consideration also includes $750,000 in the form of shares of restricted common stock of the Company (the “Shares”), with the number of Shares to be issued to be determined at closing by dividing $750,000 by the average of the highest bid and lowest asked prices for the Company’s common stock as quoted on the OTC Bulletin Board, the OTC Pink Sheets or other similar quotation system, as applicable, at the end of the trading day immediately preceding the closing (the “Original Issuance Price”). If as of the first anniversary of the closing the Seller has not received at least $1,500,000 of the purchase price in the form of cash (including from the payment of principal on Notes A and B and the sale of Shares in the public market), then, following such first anniversary, the Seller may put, and Company shall promptly purchase from Seller in cash, such number of Shares equal to the difference between such cash payments and $1,500,000 divided by the Original Issuance Price.

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS (continued)

The Purchase Agreement also requires the Company to enter at closing into an employment agreement with the Seller for certain management services and; also contains a covenant of the Seller not to compete with the Company for a two year period.

The Purchase Agreement further provides that the Company will engage its independent registered public accounting firm to conduct an audit of Prime Time’s financial statements for the years ended December 31, 2011 and 2012. If, for any reason the audit cannot be concluded, the Company will not be required to pay any amounts due under Notes A or B and such notes will be cancelled. The Company, however, has no right to receive a refund of the cash portion of the purchase price as tendered or to effect a cancellation of the Shares. In addition, if Prime Time’s total asset value at December 31, 2012 as determined in accordance with the audited financial statements is less than the value set forth on the financial statements previously provided to the Company, the purchase price will be reduced by such amount on a dollar for dollar basis through a return of a number of Shares equal to such deficiency, and, if the deficiency is greater than the Original Issue Price, through a set off of the amount which will be due under Note A.

On May 9, 2013, the Company and an affiliate of the Company’s former CEO agreed to terminate its individual convertible notes and issue a single replacement convertible note that includes the obligations currently provided together with the advances and accrued interest of $238,868 as of March 31, 2013. The replacement note was for a total of $1,740,786. Additionally the replacement note extended the maturity date to March 30, 2015. As additional consideration for the consolidation of the convertible notes and extension of the maturity date, the replacement note provided for an additional 5,000,000 shares of common stock to be issued at the earlier of the conversion date or maturity.

Management has evaluated the subsequent events through May 15, 2013, the date at which the condensed consolidated financial statements were available for issue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for first quarter of 2013 and the first quarter of 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Notice Regarding Forward-Looking Statements appearing earlier in this report together with Item 1A. Risk Factors, and the Business section in our Annual Report on Form 10-K for the year ended December 31, 2012.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

During the first quarter of 2013 our focus has been to continue the introduction and selling of our second generation product line. We are also expending time and money in an effort to identify key acquisition targets in the sleep apnea space.  As previously reported, on April 26, 2013, we entered into a Stock Purchase Agreement with Prime Time Medical, Inc., a Florida corporation (“Prime Time”) and Mark R. Miklos, the sole equity holder of Prime Time. Prime Time is a durable medical equipment provider of home medical equipment with products such as power wheel chairs and scooters specializing in complex rehab products, respiratory equipment including oxygen concentrators and nebulizer compressors, diabetic supplies, hospital beds, bariatric equipment, walkers, CPMs, commodes, manual wheel chairs and support surface products for wound care management, servicing consumers throughout West Central Florida.  Pursuant to the terms of the Stock Purchase Agreement, we will purchase all of the stock of Prime Time from Mr. Miklos for an aggregate purchase price of up to $3,100,000, subject to certain adjustments. The purchase price will be paid in a combination of cash, promissory notes and shares of our common stock.  On the closing date, we will make a total cash payment to Mr. Miklos as follows:

•	if the closing occurs on or prior to May 26, 2013, we will pay $950,000 in cash at closing, or
•	if the closing occurs after May 26, 2013 but on or prior to June 26, 2013, we will pay $1,050,000 in cash at closing, or
•	if the closing occurs after June 26, 2013, we will pay $1,150,000 in cash at closing.

We have tendered a $200,000 deposit towards the purchase price.  The balance of the purchase price will be paid through a combination of promissory notes and shares of our common stock, all as more fully described in Note 7 of the Notes to Condensed Consolidated Financial Statements appearing earlier in this report.  If the transaction has not closed by May 26, 2013, we are obligated to tender an additional $100,000 deposit to Mr. Miklos, and if the transaction has not close by June 26, 2013, we are obligated to tender an additional $100,000 deposit to him.  If the transaction has not closed by June 26, 2013, under the terms of the agreement Mr. Miklos is entitled to terminate the agreement and retain the deposits.

We will need to raise additional capital to close this acquisition. Although we are currently in various discussions with several investment bankers and lending institutions, we do not have any firm commitments for the capital and there are no assurances we will be able to raise the funds prior to June 26, 2013.  As a result, there are no assurances that this transaction will close and we may forfeit the deposits.

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

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of finished goods of non-invasive medical devices. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items, as follows:

●	Consumer demand – our first generation products have been discontinued and have been written down to lower of cost or market.
●	Current inventory levels – we have approximately 231 units remaining as of March 31, 2013.
●
Product life cycles – although we continue to improve on the design and manufacturing of our 2nd generation professional models, we believe our products are still readily marketable consumer products and demanded by professional healthcare practitioners.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of March 31, 2013, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the tax years ended 2008 through 2012.

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Revenues, net	100.0%	100.0%

Costs and Expenses:
Cost of goods sold	29.0%	79.6%
General and administrative	322.3%	812.3%
Research and development	48.6%	30.4%
Stock compensation	379.6%	590.3%
Depreciation and amortization	3.3%	3.8%
	782.8%	1,516.4%

Loss from operations	-682.8%	-1,416.4%

Other income (expense):
Amortization of debt discount	-41.0%	-61.5%
Interest expense	-45.5%	-133.5%
Total other expense	-86.6%	-195.0%

Net loss before taxes	-769.3%	-1,611.4%
Income taxes	0.0%	0.0%
Net loss	-769.3%	-1,611.4%

Results of Operations

Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

Revenues: Revenues for the three months ended March 31, 2013 were approximately $57,000 as compared to approximately $28,000 for the three months ended March 31, 2012. The increase was attributable to the introduction and continued commercialization launching of our new professional models compared to the sales of our previous first generation products.

Cost of goods sold: Cost of goods sold, which consist of product, shipping and other costs totaled approximately $17,000 for the three months ended March 31, 2013 as compared to $22,000 of such costs during the same period in 2012. The decrease was due to the lower unit prices of the newer professional models. We anticipate our costs of products to remain the same throughout 2013 although there are no assurances that it will.

Gross Profit: Gross profit was approximately $41,000 for the three months ended March 31, 2013 as compared to approximately $6,000 during the same period in 2012, due primarily to the reasons stated above.

Operating Expenses: Operating expenses consist of general and administrative expenses, stock compensation, depreciation, research and development, and selling expenses. For the three months ended March 31, 2013, operating expenses totaled approximately $431,000 as compared to approximately $401,000 for the same period in 2012. The approximate $30,000 increase was primarily a result of an increase in stock compensation amounting to $52,000 relating to the issuance of stock issued for consultants offset by decreases in officer payroll and legal and professional fees.  We expect our future general and administrative expenses to increase as we continue with our sales growth and acquisition plans. Research and development expenses increased for the three months ended March 31, 2013 to approximately $28,000 from $8,500 for the three months ended March 31, 2012, an increase of $19,500 or 229%. The increase in research and development expenses was primarily due to an increase in consulting and contractor expenses.  We expect our future research and development expenses to scale down as our existing products require minimal development

Net Loss: Net loss for the three months ended March 31, 2013 was approximately $440,000 compared to approximately $450,000 for the three months ended March 31, 2012, a modest decrease of approximately $10,000 primarily as a result of the increases in gross profit as described above.

Financial Condition

March 31, 2013 (unaudited) compared to December 31, 2012

Assets: At March 31, 2013 as compared to December 31, 2012, our total assets increased by approximately $50,000 or 55.4%, to approximately $140,000. This was primarily attributable to an increase of approximately $38,000 in accounts receivable, $4,000 in inventory and $6,800 in other assets, offset by a $15,000 decrease in cash.

Liabilities : At March 31, 2013, our total liabilities increased by approximately $273,000 or 8.4%, to approximately $3.5 million, attributable primarily due to an increase of approximately $123,000 in borrowings from an affiliate of a former director and principal shareholder, increases of approximately $44,000 in accrued salaries owed to our Management as of March 31, 2013,  an increase in accrued interest payable of $35,000 and an increase in accounts payable and other liabilities of approximately $45,000.

Stockholders’ Deficit : At March 31, 2013, our stockholders’ deficit increased by approximately $223,000, or 7.0%, to approximately $3.4 million, primarily due to our net loss of approximately $440,000 offset by an increase in paid in capital of approximately $217,000 that resulted from the issuance of stock compensation.

Liquidity and Capital Resources

At March 31, 2013 our cash on hand was approximately $12,000.

Since our inception in 2009, we obtained our liquidity principally from approximately $2.1 million principal amount of cash advances from an affiliate of Craig Seizer, our former Chairman and CEO and one of our principal shareholders. The Company has executed promissory notes totaling approximately $1.5 million as of March 31, 2013, with CLSS Holdings, LLC (“CLSS”). Each note (a) bears annual interest ranging from 7.5% and 9.0% (20% upon the occurrence, and during the continuance, of an event of default), is convertible into our common stock at a fixed conversion price of between $0.25 and $0.50, and is not prepayable by us, and (b) is subject to a security agreement under which all of our assets secure our loan repayment obligation. On May 9, 2013, the Company and an affiliate of the Company’s former CEO agreed to terminate the pending convertible notes and issue a single replacement convertible note that includes the obligations currently provided together with the Advances and accrued interest of $238,868 as of March 31, 2013. The replacement note was for a total of $1,740,786.  Additionally the replacement note extended the maturity date to March 30, 2015.

Although we intend to increase our revenue by engaging in more aggressive sales, marketing and advertising activity designed to increase awareness of our products, there are no assurances are efforts will be successful.  In addition, even if we succeed in substantially increasing our revenues, we still need substantial additional capital to finance our business activities on an ongoing basis, as our revenue is insufficient to fund our operations.  We also need to raise capital to fund the cash portion of the purchase price of the pending acquisition of Prime Time.

At March 31, 2013, we had approximately $12,000 in cash on hand; and unless and until we receive additional financing from third parties, which we may never achieve, in the absence of on-going cash infusions on an as needed basis by Mr. Sizer’s affiliate we would be unable to continue to operate.

Even if we are successful in raising the equity financing noted above we will require substantial additional funds to finance our business activities and acquisition strategy on an ongoing basis. There is no assurance that the additional financing we require would be available on reasonable terms, if at all; and if available, any such financing likely would result in a material and substantial dilution of the equity interests of our current shareholders. The unavailability of such additional financing could require us to delay, scale back or terminate our business activities, which would have a material adverse effect on our viability and prospects.

Summary of Cash Flow for the three months ended March 31, 2013

Our cash flows for the year ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Net cash used in operations	$(137,050)		$(207,892)
Net cash used in investing activities	$-0-	$	- 0-
Net cash provided by financing activities	$122,492		$265,500

Operating Activities

Our total cash used by operating activities decreased by approximately $71,000 or 34.0% for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The decrease is primarily due to the decreased loss, offset by the increase in non-cash items.

Investing Activities

There was no use of cash for investing activities for the three months ended March 31, 2013 and 2012.

Financing Activities

Our total cash provided for financing activities decreased by approximately $143,000, or 53.9%, to approximately $122,000 for the three months ended March 31, 2013, compared to approximately $266,000 for the three months ended March 31, 2012. The decrease is primarily due to $231,500 raised in the Company's offering during the 2012 period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluations as of the end of the period covered by this report, our President, who serves as our Principal Executive Officer, and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 9, 2013, the Company issued a total of 50,000 shares of common stock valued at $57,500 to two consultants as compensation for services rendered pursuant to the terms and conditions of two Consulting Agreements entered into in June 2012 which have subsequently terminated by their terms.  The recipients were accredited or otherwise sophisticated investors who had access to financial and business information concerning the Company.  The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On March 7, 2013, the Company granted to its Chief Technology Officer 150,000 seven-year stock options with an exercise price of $0.50 per share.  The Company determined that the fair value of the options was approximately $159,000 using the Black Scholes method and recorded as stock compensation in the accompanying financial statements.  The recipient was an accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5. Other Information.

We owe CLSS Holdings, LLC, a related party, $1.1 million under secured convertible promissory notes which were due on October 1, 2012.  The secured convertible promissory notes are secured by substantially all of our assets and are convertible, at the holder's option, into shares of our common stock at a fixed conversion price ranging from $0.25 to $0.50 per share. CLSS is wholly owned by our former CEO who also is a principal shareholder of our company and director.  On March 31, 2013,  the maturity dates of the notes were extended to September 30, 2013 and October 1, 2013.

On May 9, 2013, the Company and an affiliate of the Company’s former CEO agreed to terminate its individual convertible notes and issue a  single replacement convertible note that includes the obligations currently provided together with the advances and accrued interest of $238,868 as of March 31, 2013. The replacement note was for a total of $1,740,786. Additionally the replacement note extended the maturity date to  March 30, 2015.  As additional consideration for the consolidation of the convertible notes and extension of the maturity date, the replacement note provided for an additional 5,000,000 shares of common stock to be issued at the earlier of the conversion date or maturity.

Item 6. Exhibits.

No.	Description

10.39
Stock Purchase Agreement dated April 26, 2013 by and among Sanomedics International Holdings, Inc., Anovent, Inc., Prime Time Medical, Inc. and Mark R. Miklos (incorporated by reference to the Current Report on Form 8-K as filed on May 3, 2013).

10.40	Promissory Note dated May 9, 2013 by and among CLSS Holdings, LLC and Sanomedics International Holdings, Inc. *

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of principal executive officer*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *

32.1	Section 1350 Certifications of President and Chief Financial Officer*

101.INS	XBRL INSTANCE DOCUMENT **

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **
____________
*	filed herewith

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sanomedics International Holdings, Inc.

May 15, 2013	By:	/s/ Keith Houlihan
Keith Houlihan, President

	By:	/s/ David C. Langle
David C. Langle, Chief Financial Officer