Form 10-Q
period 2013-06-30
Sanomedics International Holdings, Inc
filed 2013-08-20
CIK 1501972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 26,508,609 shares of common stock are issued and outstanding as of August 16, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about our:

•	our revenues and profits are not assured,
•	we may be unable to continue as a going concern,
•	ability to close pending acquisitions,
•	our ability to pay our obligations represented by secured notes when they become due,
•	we may not be able to obtain the substantial additional capital we need,
•	cost and quality issues might arise from our dependence on a third-party, sole source Chinese manufacturer,
•	we may be unable to make or successfully integrate acquisitions,
•	we may not be able to compete effectively,
•	our research and development may be unsuccessful; our next generation products may not be developed, or if developed, may fail to win commercial acceptance,
•	we may be unable to develop next generation products if we cannot hire electrical engineers,
•	growth, if any, could be unmanageable,
•	product shortages may arise if our contract manufacturer fails to comply with government regulations,
•	our medical devices may not meet government regulations,
•	current economic conditions may jeopardize our fund-raising efforts,
•	our intellectual property may not be protectable,
•	we face intellectual property risks that may negatively affect our brand names, reputation, revenues, and potential profitability,
•	our trademarks are valuable, and any inability to protect them could reduce the value of our products and brands,
•	product warranties and product liabilities could be costly,
•	we may be unable to replace current management.
•	we may receive unfavorable results in the outcome of any pending lawsuits.
•	management actions could cause substantial dilution and stock price declines and discourage a takeover,
•	we are engaged in a number of related party transactions,
•	management could terminate employment, and our operations and viability would be hurt, if we cannot fund the 2010 bonuses and accrued salaries which were earned,
•	our common stock is quoted on the OTC Markets, which may discourage investors from purchasing it more than if it was listed on a national exchange,
•	our common stock is illiquid,
•	the application of the “penny stock” rules could adversely affect transactions in our common stock and could increase transaction cost,
•	the price of our common stock may be very volatile,
•	a significant portion of our outstanding shares are restricted securities and the sale of those shares will depress our stock price
•	as an issuer of a “penny stock,” the protection provided by the Federal securities laws relating to forward looking statements does not apply to us, and
•	we have not paid dividends in the past and do not expect to pay dividends for the foreseeable future. Any return on investment may be limited to the value of our common stock, if any.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “we,” “our,” “us,” and similar terms refers to Sanomedics International Holdings, Inc., a Delaware corporation, and our wholly-owned subsidiaries. In addition, the “second quarter of 2013” refers to the three months ended June 30, 2013, the “second quarter of 2012” refers to the three months ended June 30, 2012, “2012” refers to the year ended December 31, 2012 and “2013” refers to the year ending December 31, 2013.

Unless specifically set forth to the contrary, the information which appears on our website at www.sanomedics.com is not part of this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Sanomedics International Holdings, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$72,482	$26,084
Accounts receivable	49,376	8,117
Inventory	2,318	2,171
Deposit on planned acquisition	400,000	-
Prepaid expense	10,810	-

Total Current Assets	534,986	36,372

Fixed assets, net	15,741	17,049

Other Assets
Patents, net	34,306	36,796
Deposits	7,999	-

Total Other Assets	42,305	36,796

Total Assets	$593,032	$90,217

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued salaries payable	$656,569	$1,290,516
Accounts payable and other liabilities	314,786	243,836
Accrued interest payable	283,857	217,001
Convertible notes payable, net	68,385	4,688
Derivative liabilities	1,847,560	40,697
Due to related parties	126,597	65,738
Notes payable - related parties, current portion	858,132	1,379,427

Total Current Liabilities	4,155,886	3,241,903

Notes payable - related parties	1,102,787	-
Convertible note payable, net	31,250	12,500

Total Liabilities	5,289,923	3,254,403

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value: 1,000 shares authorized,
issued and outstanding as of June 30, 2013 and December 31, 2012,
respectively	1	1
Common stock, $0.001 par value: 250,000,000 shares authorized,
20,508,609 and 20,403,586 issued and outstanding as of June 30, 2013
and December 31,2012, respectively.	20,509	20,404
Additional paid in capital	6,785,860	5,748,691
Stock subscription receivable	(20,000)	(20,000)
Accumulated deficit	(11,483,261)	(8,913,282)

Total Stockholders’ Deficit	(4,696,891)	(3,164,186)

Total Liabilities and Stockholders' Deficit	$593,032	$90,217

The accompanying notes are an integral part of these condensed consolidated financial statements

Sanomedics International Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenues, net	$63,941	7,101	$121,079	$35,028

Cost of goods sold	17,021	12,461	33,592	34,692

Gross profit (loss)	46,920	(5,360)	87,487	336

Operating expenses
General and administrative	269,676	320,987	453,808	547,828
Research and development	25,750	-	53,500	8,500
Stock compensation	38,842	204,888	255,738	369,751
Depreciation and amortization	1,899	1,061	3,798	2,122

Total operating expenses	336,167	526,936	766,844	928,201

Loss from operations	(289,247)	(532,296)	(679,357)	(927,865)

Other income (expense)
Amortization of debt discount	(30,898)	-	(54,337)	-
Derivative expense	(2,830,798)	-	(2,830,798)	-
Unrealized gain on fair value of derivatives	1,047,628	-	1,047,628	-
Interest expense	(27,092)	(54,489)	(53,115)	(108,956)

Total other income (expense)	(1,841,160)	(54,489)	(1,890,622)	(108,956)

Net income (loss) before income taxes	(2,130,407)	(586,785)	(2,569,979)	(1,036,821)
Income taxes	-	-	-	-

Net income (loss)	$(2,130,407)	$(586,785)	$(2,569,979)	$(1,036,821)

Net income ( loss) per share - basic and diluted	$(0.10)	$(0.04)	$(0.13)	$(0.07)

Weighted average number of shares outstanding during the period - basic and diluted	20,410,102	14,258,939	20,454,423	14,258,939

The accompanying notes are an integral part of these condensed consolidated financial statements

Sanomedics International Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,569,979)	$(1,036,821)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	3,798	2,122
Stock compensation	255,738	369,751
Amortization of debt discount on convertible notes	54,337	-
Derivative expenses	2,830,798	-
Unrealized gain on fair value of derivative liabilities	(1,047,628)	-
Changes in operating assets and liabilities
Accounts receivable	(41,259)	(4,600)
Inventory	(147)	29,867
Prepaid expense	(400,000)	-
Other current assets	(10,810)	1,926
Deposits	(7,999)	-
Bank overdraft	-	(4,522)
Accrued salaries payable	69,392	131,539
Accounts payable and other liabilities	50,950	(34,240)
Accrued interest payable	66,856	108,935
Due to related parties	60,859	20,547
Net Cash Used In Operating Activities	(685,094)	(415,496)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(45)
Net Cash Used In Investing Activities	-	(45)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes - related parties	581,492	47,000
Issuance of stock subscriptions payable	-	133,500
Sale of common stock	-	238,000
Proceeds from convertible notes payable	150,000	-
Net Cash Provided By Financing Activities	731,492	418,500

Net increase (decrease) in cash	46,398	2,959

Cash - beginning of period	26,084	-

Cash - end of period	$72,482	$2,959

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

Non-cash financing transactions:
Common stock issued to consultants for services	$96,343	$-
Common stock issued for conversion of debt, net of derivative	$78,197	$-
Accrued salaries payable converted to convertible promissory note - officer	$703,339	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended December 31, 2012. The interim results for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The condensed consolidated financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

The Company currently has limited revenue and is experiencing recurring losses. These factors raise substantial doubt about its ability to continue as a going concern. Management has financed the Company's operations principally through loans from an affiliate of the Company’s former CEO, who is also one of the principal shareholders. Through June 30, 2013, the Company obtained its liquidity principally from approximately $582,000 of cash advances from an affiliate of the former Chairman and CEO and the Company's principal shareholder. The Company may need to continue borrowings from an affiliate of the former Chairman and CEO and the Company's principal shareholder and will also need to raise additional capital. However, management cannot provide any assurances that the Company will be successful in completing this financing and accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon continued financial commitments from related parties and eventually secure other sources of financing in addition to those funds provided by its affiliate and attain profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 3 – NOTES PAYABLE -RELATED PARTIES

	June 30,	December 31,
	2013	2012

Notes Payable consists of the following:

Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30,
2010. Note accrues interest at 9% per annum, due and payable on October 1, 2013(A)	$181,000	$181,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011.
Note accrues interest at 9% per annum, due and payable on October 1, 2013 (A)	367,000	367,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30,
2011. Note accrues interest at 9% per annum, due and payable on September 30, 2013(A)	220,000	220,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011.
Note accrues interest at 7.5% per annum, due and payable on October 1, 2013 (A)	334,787	334,787
Convertible Promissory Note-Officer, dated June 17, 2013. Note accrues interest at 9% per annum, due and payable on March 30, 2015, net of discount of $703,339
(B) Refer to Note 5	-	-

Total	1,102,787	1,102,787

Other advances from CLSS Holdings, LLC, not evidenced by a promissory Note (A)	858,132	276,640
	1,960,919	1,379,427

Less: Current portion	858,132	1,379,427
Notes Payable-related parties	$1,102,787	$-

The secured convertible promissory notes above are collateralized by substantially all the assets of the Company and are convertible, at the holder's option, into common shares of the Company at a fixed conversion price of $0.50 per share. CLSS is wholly owned by the Company's Former CEO who also is a principal shareholder of the Company.

(A)
On May 9, 2013, the Company and an affiliate of the Company’s former CEO agreed to terminate each of the above listed convertible notes and issue a single replacement convertible note that includes the obligations currently provided together with the advances and accrued interest of $238,868. The original convertible notes were not delivered to the Company and accordingly, the replacement note was not issued and voided. On August 13, 2013 an agreement was executed covering these Notes to extend the maturity of these Notes to March 31, 2015.

(B)
On June 17, 2013, the Company and its President and a principal stockholder of the Company and a Director agreed to convert accrued salary totaling $703,339 into a long term convertible note as reflected above. The Note is convertible, at the holder's option, into common shares of the Company at a fixed conversion price of $0.50 per share.

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On August 24, 2012, the Company executed a convertible note for $75,000. The convertible note is unsecured and has a maturity date of August 24, 2014. Interest will accrue at 9% per annum until paid or maturity and is convertible into common shares at a fixed convertible price of $0.50 per share. In the event that the Company undertakes financing while this debt is unpaid, the holder shall have the right to convert at the lessor of the offering price or the fixed conversion price. As of June 30, 2013 and December 31, 2012, the convertible note amounted to $31,250 and $12,500, net of unamortized discounts of $43,750 and $62,500, respectively.

On December 6, 2012, the Company entered into a Securities Purchase Agreement and convertible promissory note (“Note”) in the principal amount of $37,500. The Note, which was due on August 29, 2013, bears interest at 8% per annum until paid or to maturity was converted on June 11, 2013 and June 18, 2013 into a total of 29,128 shares of the Company’s common stock at a conversion price equal to a 42% discount to the average of the lowest three closing bid prices of the common stock during the 10 trading days prior to conversion or $1.36 and $1.36 per share. As of June 30, 2013 and December 31, 2012, the convertible note amounted to $ -0- and $4,688, net of unamortized discount of $37,500 and $32,812, respectively.

On June 17, 2013, the Company entered into a Promissory Note (the “Note”) with a third party lender (“Lender”) in the principal amount up to $500,000. On June 19, 2013, the Lender executed the Note and funded the Company an initial tranche of $150,000 pursuant to the terms thereof. The principal sum of the Note carries a $50,000 original issue discount (“OID”) , which is prorated based on the consideration paid by the lender. The maturity date of each tranche funded under the Note is one year from the date of each payment by the Lender. The principal amount of the Note due is prorated based upon the consideration actually paid to us, plus a 10% OID, and we are only obligated to repay the amount of the funded Note, together with interest and fees. The Note may be prepaid by us at any time on or before 90 days from the date of issue interest free. After the initial 90 day period the Note bears a one-time interest charge of 12% applied to the principal sum. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at the election of the Lender at any time at a conversion price of the lesser of $2.75 or 70% of the lowest trade price in the 25 trading days prior to conversion. At all times while the Note is outstanding we agreed to reserve from our authorized but unissued shares of common stock 550,000 shares for the possible conversion of the Note; plus provide registration rights. As of June 30, 2013, the Note amounted to $68,385 , net of unamortized discount of $81,615.

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $125,365 and $0 for the beneficial conversion features of the convertible debts incurred during the periods ended June 30, 2013 and June 30, 2012, respectively. The discounts are being amortized to interest expense over the term of the notes using the effective interest method. The Company recorded $54,337 and $-0- of interest expense pursuant to the amortization of the note discounts for the six months ended June 30, 2013 and for the six months  ended June 30, 2012, respectively; and $30,898 and $ -0- for the three months ended June 30, 2013 and June 30, 2012.

NOTE 5 – DERIVATIVE LIABILITIES

The Company analyzed the related party convertible note-officer and convertible promissory notes referred to in Notes 3 and 4 based on the provisions of ASC 815-15 and determined that the conversion options of the convertible notes qualify as embedded derivatives.

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 5 – DERIVATIVE LIABILITIES (CONTINUED)

The fair value upon inception of the embedded derivatives are determined to total $2,915,188 and recorded as embedded derivative liabilities. The embedded derivatives are revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the statement of operations.

The Company accounts for the embedded conversion features included in its common stock as well as derivative liabilities. The aggregate fair value of derivative liabilities as of June 30, 2013 and December 31, 2012 amounted to $1,847,560 and $40,697, respectively. The net decrease of $1,047,628 in the fair value of the derivative liabilities between the respective periods is included in other income as an unrealized gain on fair value of derivatives.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

On May 21, 2013, Exergen Corporation commenced legal action in the United States District Court for the District of Massachusetts against us, claiming infringement of certain intellectual property. Exergen is seeking various types of relief, including an injunction against further infringement of certain intellectual property. Given the inherent uncertainty and unpredictability of litigation and due to the early status of this legal action, no range of loss or possible loss can be reasonably estimated at this time. However, we do not expect the outcome of this matter to have a material adverse effect on our consolidated financial statements when taken as a whole. As of June 30, 2013 and through the date of this filing, no amount is accrued as a loss is not considered probable or estimable.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common stock

On February 9, 2013, the Company issued a total of 50,000 shares of common stock to two consultant for services valued at $1.15 per share. As a result, the Company recorded stock compensation in the amount of $57,500 for the three months ended March 31, 2013.

On June 28, 2013, the Company issued a total of 25,895 shares of common stock to a public relations firm as settlement of its services valued at $1.50 per share. As a result, the Company recorded stock compensation in the amount of $38,842 for the three months ended June 30, 2013.

On June 11, 2013 and June 28, 2013, in connection with a Securities Purchase Agreement and convertible promissory note (“Note”) in the principal amount of $37,500, the Company converted the Note into a total of 29,128 shares of the Company’s common stock at a conversion price of $1.36  per share.

Stock Options

On March 7, 2013, the Company granted to its Chief Technology Officer 150,000 seven-year stock options with an exercise price of $0.50 per share. The Company determined that the fair value of the options was approximately $159,000 using the Black Scholes method and recorded as stock compensation in the accompanying condensed consolidated financial statements.

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 8 – PENDING ACQUISITION

Prime Time Medical:

On April 26, 2013, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement ”) with Prime Time Medical, Inc., a Florida corporation (“Prime Time”) and Mark R. Miklos, the sole equity holder of Prime Time (“Miklos”). Prime Time is a Durable Medical Equipment provider of home medical equipment servicing consumers throughout West Central Florida.

Pursuant to the Stock Purchase Agreement, at the closing Miklos will transfer to the Company all the outstanding shares of capital stock of Prime Time for an aggregate purchase price of up to $3,100,000, subject to certain adjustments as summarized herein. The purchase price will be paid in a combination of cash, promissory notes and shares of the Company’s common stock

On the closing date, the Company will make a total cash payment to Miklos as follows: (a) if the closing occurs on or prior to May 26, 2013, the Company shall pay $950,000 at closing, (b) if the closing occurs after May 26, 2013 but on or prior to June 26, 2013 the Company shall pay to Seller $1,050,000 at closing, and (c) if the closing occurs after June 26, 2013, the Company shall pay to Seller $1,150,000 at closing. The Purchase Agreement requires total deposits of $400,000 to be paid towards the purchase price, to be paid by June 26, 2013. As of June 30, 2013 the Company has paid $300,000 and recorded and accrual for $100,000. Subsequently the company paid an additional $50,000, which has resulted in the seller granting the Company additional time to close.

Additionally, at closing, the Company will issue two additional promissory notes (the “Prime Time Notes A and B”) to Miklos in the aggregate principal amount of $1,000,000.  Prime Time Note A in the principal amount of $500,000 will bear interest at 5% per annum, with monthly payments of principal and interest, and will mature three years after the closing date.  Prime Time Note B in the principal amount of $500,000 will bear interest at 5% per annum, with annual payments of interest and principal payable annually over two years from the date of closing provided; however, that the principal balance of Prime Time Note B (and the respective annual payment) shall be reduced if: (i) the earnings before income taxes, depreciation and amortization (“EBITDA”) for the fiscal year ended December 31, 2013 is less than $975,000; and/or (ii) the EBITDA for the fiscal year ended December 31, 2014 is less than $975,000. At Miklos’ option, Prime Time Note B can be paid in shares of common stock of the Company on terms acceptable to Miklos and the Company.

Total consideration also includes $750,000 in the form of shares of restricted common stock of the Company (the “Shares”), with the number of Shares to be issued to be determined at closing by dividing $750,000 by the average of the highest bid and lowest asked prices for the Company’s common stock as quoted on the OTC Bulletin Board, the OTC Pink Sheets or other similar quotation system, as applicable, at the end of the trading day immediately preceding the closing (the “Original Issuance Price”). If as of the first anniversary of the closing Miklos has not received at least $1,500,000 of the purchase price in the form of cash (including from the payment of principal on Prime Time Notes A and B and the sale of Shares in the public market), then, following such first anniversary, Miklos may put, and Company shall promptly purchase from Miklos in cash, such number of Shares equal to the difference between such cash payments and $1,500,000 divided by the Original Issuance Price.

The Purchase Agreement also requires the Company to enter at closing into an employment agreement with the Seller for certain management services and; also contains a covenant of the Seller not to compete with the Company for a two year period.

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 8 – PENDING ACQUISITION (CONTINUED)

The Purchase Agreement further provides that the Company will engage its independent registered public accounting firm to prepare an audit of Prime Time’s financial statements for the years ended December 31, 2011 and 2012. If, for any reason the audit cannot be concluded, the Company will not be required to pay any amounts due under Notes A or B and such notes will be cancelled. The Company, however, has no right to receive a refund of the cash portion of the purchase price as tendered or to effect a cancellation of the Shares. In addition, if Prime Time’s total asset value at December 31, 2012 as determined in accordance with the audited financial statements is less than the value set forth on the financial statements previously provided to the Company, the purchase price will be reduced by such amount on a dollar for dollar basis through a return of a number of Shares equal to such deficiency, and, if the deficiency is greater than the Original Issue Price, through a set off of the amount which will be due under Note A.

NOTE 9 – SUBSEQUENT EVENTS

Pending Acquisition

On July 10, 2013, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement ”) with Duke Medical Equipment LLC, a Texas limited liability company (“Duke Medical”) and Vann R. Duke, the sole equity holder of Duke (“Duke”). Duke Medical is a Durable Medical Equipment provider of home medical equipment servicing consumers throughout the Houston and Galveston, Texas area.

Pursuant to the Equity Agreement, at the closing Duke will transfer to the Company all the membership interest of Duke Medical for an aggregate purchase price of $7,000,000, subject to certain adjustments as summarized herein. The purchase price will be paid in a combination of cash, promissory notes and shares of the Company’s common stock. On the closing date the Company will make a total cash payment to the Seller of $2,000,000.

Additionally, at closing, the Company will issue two additional promissory notes (the “Duke Medical Notes A and B”) to Duke in the aggregate principal amount of $2,000,000. Duke Medical Note A in the principal amount of $1,000,000 will bear interest at 5% per annum, with monthly payments of principal and interest, and will mature eighteen (18) months after the closing date. Duke Medical Note B in the principal amount of $1,000,000 will bear interest at 5% per annum, with annual payments of interest and principal payable annually over two years from the date of closing provided; however, that the principal balance of Duke Medical Note B (and the respective annual payment) shall be reduced if: (i) EBITDA for the fiscal year ended December 31, 2013 is less than $1,500,000; and/or (ii) the EBITDA for the fiscal year ended December 31, 2014 is less than $1,500,000. At Duke’s option, Duke Medical Note B can be paid in shares of common stock of the Buyer on terms acceptable to Duke and the Company.

Total consideration also includes $3,000,000 in the form of shares, with the number of shares to be issued to be determined at closing by dividing $3,000,000 by the average of the closing bid price for the Company’s common stock as quoted on the OTC Bulletin Board, the OTC Pink Sheets or other similar quotation system, as applicable, for the five (5) trading days immediately preceding the closing (the “Duke Medical Original Issuance Price”).

The Equity Purchase Agreement also requires the Company to enter at closing into employment agreements with Duke and his spouse for certain management services and; also contains a covenant of Duke and his spouse not to compete with the Company for a two year period.

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 9 – SUBSEQUENT EVENTS (CONTINUED)

The Equity Purchase Agreement further provides that the Company will engage its independent registered public accounting firm to conduct an audit of Duke Medical’s financial statements for the years ended December 31, 2011 and 2012. If, for any reason the audit cannot be concluded, the Company will not be required to pay any amounts due under the Duke Medical Notes A or B and such notes will be cancelled. The Company, however, has no right to receive a refund of the cash portion of the purchase price as tendered or to effect a cancellation of the Shares. In addition, if Duke Medical’s total asset value at December 31, 2012 as determined in accordance with the audited financial statements is less than the value set forth on the financial statements previously provided to the Company, the purchase price will be reduced by such amount on a dollar for dollar basis through a return of a number of Shares equal to such deficiency, and, if the deficiency is greater than the Duke Medical Original Issue Price, through a set off of the amount which will be due under Duke Medical Note A.

Share Issuances:

In August 12, 2013 the Company issued 6,000,000 shares of its common stock upon the conversion of $6,000 portion of Convertible Note due to CLSS originally at $220,000 and sold to six (6) third parties by the original holder, with the shares valued at current fair market totaling $11,940,000.

Management has evaluated the subsequent events through August 19, 2013, the date at which the condensed consolidated financial statements were available for issue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the six and three months ended June 30, 2013 and 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Notice Regarding Forward-Looking Statements appearing earlier in this report together with Part II, Item 1. of this report and Item 1A. Risk Factors, and the Business section in our Annual Report on Form 10-K for the year ended December 31, 2012. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

We design, develop and market a line of non-contact infrared thermometers principally for the “professional” market (physician, medical clinics, nursing homes and institutions), a market in which we conducted limited test-marketing during 2010 and 2011. Prior to 2012 we marketed our thermometers to consumer home healthcare for children and, under the “ThermoPet” brand name for pet dogs which, we stopped marketing to these two markets during 2012. Our marketing research led us to redirect our research and development efforts and focus on our second generation product with improved accuracy, and during the second quarter of 2012 we introduced our second generation product line commercially into the “professional” market.

During the first and second quarters of 2013 our focus has been to continue the introduction and selling of our second generation product line. We are also pursuing the growth of our business through strategic acquisitions in the sleep apnea space. As previously reported, on April 26, 2013, we entered into a Stock Purchase Agreement with Prime Time Medical, Inc., a Florida corporation (“Prime Time”) and Mark R. Miklos, the sole equity holder of Prime Time. Prime Time is a durable medical equipment provider of home medical equipment with products such as power wheel chairs and scooters specializing in complex rehab products, respiratory equipment including oxygen concentrators and nebulizer compressors, diabetic supplies, hospital beds, bariatric equipment, walkers, CPMs, commodes, manual wheel chairs and support surface products for wound care management, servicing consumers throughout West Central Florida. Pursuant to the terms of the Stock Purchase Agreement, we agreed to purchase all of the stock of Prime Time from Mr. Miklos for an aggregate purchase price of up to $3,100,000, subject to certain adjustments. The purchase price will be paid in a combination of cash, promissory notes and shares of our common stock. On the closing date, we will make a total cash payment to Mr. Miklos of $1,150,000,

We have tendered $350,000 in deposit towards the purchase price through August 2013. The balance of the purchase price will be paid through a combination of promissory notes and shares of our common stock, all as more fully described in Note 7 of the Notes to Condensed Consolidated Financial Statements appearing earlier in this report. Under the terms of the Stock Purchase Agreement, if the transaction did not close by May 26, 2013, we were obligated to tender an additional $100,000 deposit to Mr. Miklos, and if the transaction did not close by June 26, 2013, we were obligated to tender an additional $100,000 deposit to him. The Purchase Agreement requires total deposits of $400,000 to be paid towards the purchase price, to be paid by June 26, 2013. As of June 30, 2013 the Company has paid $300,000 and subsequently paid an additional $50,000, which has resulted in the seller granting the Company additional time to close.

The parties are presently working to extend the closing date to September 30, 2013 and, if the transaction does not close by September 30, 2013, under the terms of the agreement Mr. Miklos is entitled to terminate the agreement and retain the deposits.

Additionally, on June 10, 2013, the Company entered into an Equity Purchase Agreement with Duke Medical Equipment LLC, a Texas limited liability company (“Duke Medical”) and Vann R. Duke, the sole equity holder of Duke. Duke Medical is a durable medical equipment provider of home medical equipment servicing consumers throughout the Houston and Galveston, Texas area.

Pursuant to the Equity Purchase Agreement, at the closing the Seller will transfer to the Company all the membership interest of Duke Medical for an aggregate purchase price of $7,000,000, subject to certain adjustments as summarized herein. The purchase price will be paid in a combination of cash, promissory notes and shares of the Company’s common stock. On the closing date which is contemplated to be 90 days from the Equity Purchase Agreement, the Company will make a total cash payment to the Seller of $2,000,000.

We will need to raise additional capital to close these acquisitions. Although we are currently in various discussions with several investment bankers and lending institutions, we do not have any firm commitments for the capital and there are no assurances we will be able to raise the funds prior to closing dates. As a result, there are no assurances that these transactions will close and we may forfeit any deposits rendered.

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

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of finished goods of non-invasive medical devices. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items, as follows:

●	Consumer demand – our first generation products have been discontinued and have been written down to lower of cost or market.
●	Current inventory levels – we have approximately 62 units remaining as of June 30, 2013.
●
Product life cycles – although we continue to improve on the design and manufacturing of our 2nd generation professional models, we believe our products are still readily marketable consumer products and demanded by professional healthcare practitioners.

Derivative Liability

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments (the Convertible Notes), in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

Stock-Based Compensation

The Company applies the fair value method stipulated by ASC Topic 718, Compensation - Stock Compensation in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. During 2012 as the Company does not have sufficient, reliable and readily determinable values relating to its common stock, the Company has used the stock value pursuant to its most recent private sale of stock by an affiliate of our CEO, for purposes of valuing stock based compensation. The Company believes that the market price of the Company's stock is not indicative of value as the stock is not widely held. During 2013 the fair value of restricted stock is estimated on the date of grant and is generally equal to the closing price of our common stock on that date.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of June 30, 2013, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the tax years ended 2008 through 2012.

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Revenues, net	100%	100%	100%	100%

Costs and Expenses:
Cost of goods sold	27%	176%	28%	99%
General and administrative	422%	4,520%	375%	1,564%
Research and development	40%	0%	44%	24%
Stock compensation	61%	2,885%	211%	1,056%
Depreciation and amortization	3%	15%	3%	6%
	553%	7,596%	661%	2,749%
Loss from operations	-453%	-7,496	-561%	2,649%

Other income (expenses):
Amortization of debt discount	-48%	0%	-45%	0%
Derivative expense	-4,427%	-	-2,337%
Unrealized gain on fair value of derivatives	1,638%	0%	865%	0%
Interest expense	-43%	-767%	-44%	-311%
Total other expense	2,880%	-767%	-1,561%	-311%

Net income (loss) before taxes	-3,333%	-8,263%	-2,122%	-2,960%
Income taxes	0%	0%	0%	0%
Net income (loss)	-3,333%	-8,263%	-2,122%	-2,960

Results of Operations

Three Months Ended June 30, 2013 compared to the Three Months Ended June 30, 2012

Revenues, net: The increase was attributable to the introduction and continued launch of our new professional model the “Caregiver” compared to the sales of our previous first generation products.

Cost of goods sold: Cost of goods sold consists of product, shipping and other costs. Cost of goods sold as a percentage of revenues, net decreased in the second quarter of 2013 as compared to the second quarter of 2012 due to the additional sales generated of the newer professional models during the 2013 period. We anticipate our costs of goods sold as a percentage of revenues, net will remain the same throughout the balance of 2013, although there are no assurances that it will.

Gross Profit: Gross profit was approximately $47,000 for the second quarter of 2013 as compared to approximately negative $5,400 during the same period in 2012, due primarily to the favorable change to our new higher margin product.

Operating Expenses: Operating expenses consist of general and administrative expenses, research and development, stock compensation and depreciation and amortization. For the second quarter of 2013, operating expenses decreased primarily as a result of decreases in officer payroll, legal and professional fees and rent expense. Although we expect our future general and administrative expenses to increase as we continue with our sales growth and acquisition plans. Research and development expenses increased for the second quarter of 2013 from second quarter of primarily due to an increase in consulting and contractor expenses. We expect our future research and development expenses to scale down as our existing products require minimal development

Other income (expense): The Company recorded derivative expense of $2,830,798 and a net unrealized gain of $1,064,837 for the three months in 2013 from the decrease in carrying value of the derivative liabilities associated with convertible promissory notes issued to an officer of the company and third party lenders.

Net Loss: Net loss for the second quarter of 2013 compared to a net loss in the second quarter of 2012 increased primarily as a result of the increases in gross profit combined with reductions in operating expenses and the derivative expense and unrealized gain in fair value of derivatives as described above.

Six Months Ended June 30, 2013 compared to the Six Months Ended June 30, 2012

Revenues, net: The increase in revenues, net for the six months ended June 30, 2013 was attributable to the continued selling and marketing of our “ Caregiver” professional thermometer model.

Cost of goods sold: Cost of goods sold as a percentage of revenues, net also decreased in six months ended June 30, 2013 from the comparable period in 2012 due to the favorable change to our new higher margin product.

Gross Profit: Gross profit was $87,000 for the six months ended June 30, 2013 as compared to $336 during the same period in 2012, due primarily to the reasons stated above.

Operating Expenses: The approximate $161,000 decrease in operating expenses for the six months ended June 30, 2013 from the comparable period in 2012 was primarily a result of a decrease in stock compensation amounting to $152,000 relating to the issuance of warrants to investors and for stock issued to consultants.

Other income (expense): The Company recorded a net unrealized gain of $1,064,837 for the three months in 2013 from the decrease in carrying value of the derivative liabilities associated with convertible promissory notes issued to an officer of the company and third party lenders.

Net Loss : Net loss for the six months ended June 30, 2013 compared to a net loss for the six months ended June 30, 2012 increased primarily from the derivative expense and the unrealized gain in fair value of derivatives and as a result of decreases in operating expenses as described above.

Financial Condition

June 30, 2013 (unaudited) compared to December 31, 2012

Assets: At June 30, 2013 as compared to December 31, 2012, our total assets increased by approximately $503,000 or 557%, to approximately $593,000. This was primarily attributable to an increase of approximately $300,000 in our deposits paid towards our planned acquisition of Prime Time combined with increases in accounts receivable, prepaid expenses and cash.

Liabilities : At June 30, 2013, our total liabilities increased by approximately $2,035,000 or 62%, to approximately $5.3 million, attributable primarily due to $2.5 million derivative recognition, an increase of approximately $650,000 in borrowings from an affiliate of a former director and principal shareholder, borrowings of approximately $150,000 from third parties, an increase in accrued interest payable of $67,000 and an increase in accounts payable and other liabilities of approximately $51,000.

Stockholders’ Deficit : At June 30, 2013, our stockholders’ deficit increased by approximately $2.2 million, or 70%, to approximately $5.4 million, primarily due to $2.8 million in computed debt discount on convertible notes offset by an increases in paid in capital of approximately $334,000 that resulted from the issuance of stock compensation and debt conversion to equity and net income of approximately $278,000.

Liquidity and Capital Resources

At June 30, 2013 our cash on hand was approximately $72,000. Working capital was approximately negative $3,600,000 and negative $3,206,000 at June 30, 2013 and December 31, 2012, respectively.

Since our inception in 2009, we obtained our liquidity principally from approximately $2.1 million principal amount of cash advances from an affiliate of our former Chairman and CEO and one of our principal shareholders. The Company has executed promissory notes totaling approximately $1.1 million as of June 30, 2013, with CLSS Holdings, LLC (“CLSS”). Each note (a) bears annual interest at 9.0% (20% upon the occurrence, and during the continuance, of an event of default), is convertible into our common stock at a fixed conversion price of $0.50, and is not pre-payable by us, and (b) is subject to a security agreement under which all of our assets secure our loan repayment obligation. As previously reported, on May 9, 2013, the Company and CLSS agreed to terminate the pending convertible notes and issue a single replacement convertible note that includes the obligations currently provided together with the advances and accrued interest of $238,868. The original convertible notes were not delivered to the Company and accordingly, the replacement note was not issued and has been voided. On August 13, 2013 an addendum was executed covering these notes to extend the maturity of these notes to March 30, 2015. As additional consideration for the extension of the maturity date, the addendum provided for an additional 5,000,000 shares of common stock to be issued at the earlier of the consideration date or maturity..

Although we intend to increase our revenue by engaging in more aggressive sales, marketing and advertising activity designed to increase awareness of our products, there are no assurances our efforts will be successful. In addition, even if we succeed in substantially increasing our revenues, we still need substantial additional capital to pay our obligations as they become due and finance our business activities on an ongoing basis, as our revenue is insufficient to fund our operations. We have approximately $1,100,000 in secured obligations to related parties which mature in March 2015 which are secured by substantially all of our assets, and we do not have sufficient funds to pay those obligations. In addition, we also need to raise approximately $2,800,000 of capital to fund the cash portions of the purchase price of the pending acquisitions of Prime Time and Duke Medical.

At June 30, 2013, we had approximately $72,000 in cash on hand; and unless and until we receive additional financing from third parties, which we may never achieve, in the absence of on-going cash infusions on an as needed basis by an affiliate of our former Chairman and CEO and one of our principal shareholders, we would be unable to continue to operate. If we are unable to pay our obligations as they become due, the related parties who are holders of the secured notes could seek to foreclose on our assets. In that event, we would be unable to continue our business and operations as they are now conducted and investors could lose their entire investments in our company.

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

Summary of Cash Flow for the three months ended June 30, 2013

Our cash flows for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	2013	2012

Net cash used in operating activities	$(685,094)	$(415,496)
Net cash used in investing activities	$-0-	$(45)
Net cash provided by financing activities	$731,492	$418,500

Operating Activities

Our total cash used by operating activities increased by approximately $270,000 or 65% for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The increase is primarily due to the decreased loss, offset by the increase in non-cash items and deposit paid on the planned acquisition.

Financing Activities

Our total cash provided for financing activities increased by approximately $313,000, or 75%, to approximately $732,000 for the six months ended June 30, 2013, compared to approximately $418,000 for the six months ended June 30, 2012. The increase is primarily due to $584,000 in borrowings from an affiliate of our former Chairman and CEO and one of our principal shareholders, $150,000 in borrowings from a third party lender, offset by $371,000 raised in the Company's offering during the 2012 period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluations as of the end of the period covered by this report, our President, who serves as our Principal Executive Officer, and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, as a result of our failure to timely file several Current Reports on Form 8-K. Subsequent to the end of the period, we expect to institute enhanced procedures to ensure that we comply with the proper reporting procedures in future periods.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On May 21, 2013, Exergen Corporation commenced legal action in the United States District Court for the District of Massachusetts entitled Exergen Corp. v. Thermomedics, Inc.,etal.,Civ. Action No. 13-cv-11243, against us, claiming infringement of certain intellectual property. Exergen is seeking various types of relief, including an injunction against further infringement of certain intellectual property. While we intend to vigorously defend against the allegations set forth in the complaint, the case is still at an early stage, and we have not yet answered or otherwise responded to the complaint.

Item 1A. Risk Factors.

In addition to the risk factors disclosed in Item 1A. of our Annual Report on Form 10-K for year ended December 31, 2012, the following are additional risk factors facing our company:

If we fail to pay secured convertible notes when due, or if the holders do not elect to convert those notes, our ability to continue our business and operations could be in jeopardy.

In 2010 and 2011 we issued secured convertible notes in the aggregate principal amount of approximately $1,100,000 to a related party which originally matured between September 30, 2013 and October 1, 2013. In August 2013 we extended the maturity dates of those notes to March 30, 2015. These notes are collateralized by substantially all of our assets. We do not have the funds necessary to satisfy these obligations and there are no assurances the holders will convert the notes at or before maturity into shares of our common stock. In the event we should be unable to pay these obligations when they become due, and the holders do not convert the notes, the holders could seek to foreclose on our assets. If they are successful, we would be unable to continue our business and operations as they are presently conducted and it is possible that our stockholders would lose their entire investment in our company.

We need to raise significant capital to consummate two pending acquisitions. There are no assurances these acquisitions will be consummated

We have entered into agreements to acquire two companies, Prime Time and Duke Medical, which require us to pay a material portion of the purchase price for each transaction in cash. The terms of the Prime Time acquisition provided that if we did not close the transaction by June 26, 2013, subsequently to be extended to September 30, 2013, we were required to increase our initial deposit to a total of $400,000 and pay an additional $750,000 at closing. We have paid a total of $350,000 towards this deposit. In addition, the seller is entitled to cancel this agreement at any time and retain the $350,000 funds we have tendered to date. We are required to pay $2,000,000 in cash at the closing of the Duke Medical acquisition. We need to raise capital to fund these acquisitions, but so far we have been unable to obtain commitments for the necessary capital. Accordingly, there are no assurances we will close one of both of these pending acquisitions, and it is possible that we will forfeit the $350,000 deposit paid to date in connection with the Prime Time acquisition.

From time to time we engage in related party transactions, the terms of which are not negotiated on an arms length basis.

In June 2013 we issued a $703,339 principal amount convertible promissory note to Mr. Houlihan, our President, in satisfaction of accrued but unpaid salary due him. This note, which bears interest at 9% per annum, is due on March 30, 2105. The note is convertible at Mr. Houlihan’ s option into shares of our common stock at the lesser of (a) the average of the lowest three closing bid prices for the 10 trading days prior to the notice of conversion, or (b) $0.50 per share. This conversion price is subject to reduction if we should issue or sell shares of our common stock or common stock equivalents at a price less than the then conversion price to such lower price.

In August 2013 CLSS, a related party, agreed to extend the maturity date of secured convertible notes representing approximately $1.1 million in obligations from September 2013 and October 2013 to March 2015. As additional consideration, we agreed to issue the lender 5,000,000 shares of our common stock at the conversion date or maturity date of those notes. We will recognize an expense equal to the fair market value of these shares when issued. While these transactions were approved by our Board of Directors, Mr. Houlihan is one of our two directors and these transactions were not negotiated on an arms-length basis. There are no assurances that the terms of these transactions are as fair to our company as we might receive from unaffiliated third parties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 28, 2013, the Company issued a total of 25,895 shares of common stock to a public relations firm as settlement of its services valued at $1.50 per share. As a result, the Company recorded stock compensation in the amount of $38,842 for the three months ended June 30, 2013. The recipients were accredited or otherwise sophisticated investors who had access to financial and business information concerning the Company. The issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

As previously disclosed, on December 6, 2012, the Company entered into a Securities Purchase Agreement and convertible promissory note in the principal amount of $37,500. The note, which was due on August 29, 2013, bore interest at 8% per annum until paid or to maturity and was convertible into shares of the Company’s common stock, at the election of the lender, at any time after 180 days from issuance date of the note at a conversion price equal to a 42% discount to the average of the lowest three closing bid prices of the common stock during the 10 trading days prior to conversion. On June 11, 2013 and June 28, 2013 the holder converted the note into a total of 29,128 shares of the Company’s common stock at a conversion price of $1.36 per share. The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On June 17, 2013, we issued Mr. Keith Houlihan, our President, a promissory note in the principal amount of $703,339.33 in satisfaction of all amounts due him for accrued but unpaid salary. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

This note bears interest at the rate of 9% per annum and is due on March 30, 2015. At Mr. Houlihan’ s option, the note is convertible into shares of our common stock at the lesser of (a) the variable conversion price equal to the average of the lowest three closing bid prices for the 10 trading days prior to the notice of conversion, or (b) $0.50 per share. This conversion price is subject to adjustment in the event we should issue or sell shares of our common stock or common stock equivalents, other than issuances under employee stock option plans) at a price less than the then conversion price. In that event, the conversion price of the note will be reduced to this lesser amount. The principal and accrued interest become immediately due in the event of certain events, including our failure to pay any amounts due under the note, our dissolution, insolvency, or bankruptcy, among other events. We agreed to indemnify the holder against and claims or losses arising out of our obligations under the note.

The description of the terms and conditions of this note is qualified in its entirety by reference to such note which is filed as Exhibit 10.43 to this report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5. Other Information.

As previously disclosed, we owed CLSS, a related party, approximately $1.1 million under secured convertible promissory notes which were originally due on September 30, 2013 and October 1, 2013. The secured convertible promissory notes are collateralized by substantially all of our assets and are convertible, at the holder's option, into shares of our common stock at a fixed conversion price ranging of $0.50 per share. CLSS is wholly owned by our former CEO who also is a principal shareholder of our company and a former director. In May 2013, the Company and CLSS agreed to terminate the individual convertible notes and issue a single replacement convertible note that included the obligations currently provided together with the advances and accrued interest of $238,868. The replacement note was for a total of $1,740,786. Additionally the replacement note extended the maturity date to March 30, 2015. Subsequently, CLSS was unable to delivery the original convertible notes for exchange, and we did not issue the replacement note, which has been voided. Thereafter, on August 13, 2013 an agreement was executed covering these notes to extend the maturity of these notes to March 31, 2015.

In August 12, 2013 the Company issued 6,000,000 shares of its common stock upon the conversion of $6,000 portion of Convertible Note due to CLSS originally at $220,000 and sold to six (6) third parties by the original holder, with the shares valued at current fair market totaling $11,940,000.

Item 6. Exhibits.

No.	Description

10.41	$500,000 Promissory Note dated June 19, 2013 payable to JMJ Financial Duke (incorporated by reference to the Current Report on Form 8-K as filed on June 24, 2013).

10.42
Equity Purchase Agreement dated July 10, 2013 by and among Sanomedics International Holdings, Inc., Anovent, Inc., Duke Medical Equipment LLC and Vann R. Duke (incorporated by reference to the Current Report on Form 8-K as filed on July 16, 2013).

10.43	$703,339.33 principal amount Promissory Note dated June 17, 2013 payable to Keith Houlihan.*

10.44	[EXTENSION OF CLSS NOTES]

10.45	[EXTENSION OF PRIME MEDICAL AGREEMENT]

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of principal executive officer*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *

32.1	Section 1350 Certifications of President and Chief Financial Officer*

101.INS	XBRL INSTANCE DOCUMENT **

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **
____________
*	filed herewith

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sanomedics International Holdings, Inc.

Dated: August 19, 2013	By:	/s/ Keith Houlihan
Keith Houlihan, President

	By:	/s/ David C. Langle
David C. Langle, Chief Financial Officer