Form 10-Q
period 2013-09-30
Sanomedics International Holdings, Inc
filed 2013-11-21
CIK 1501972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 33,118,592 shares of common stock are issued and outstanding as of November 19, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about our:

•	our revenues and profits are not assured,
•	we may be unable to continue as a going concern,
•	ability to close the pending acquisition,
•	our ability to pay our obligations represented by secured notes when they become due,
•	we may not be able to obtain the substantial additional capital we need,
•	cost and quality issues might arise from our dependence on a third-party, sole source Chinese manufacturer,
•	we may be unable to make or successfully integrate acquisitions,
•	we may not be able to compete effectively,
•	our research and development may be unsuccessful; our next generation products may not be developed, or if developed, may fail to win commercial acceptance,
•	we may be unable to develop next generation products if we cannot hire electrical engineers,
•	growth, if any, could be unmanageable,
•	product shortages may arise if our contract manufacturer fails to comply with government regulations,
•	our medical devices may not meet government regulations,
•	current economic conditions may jeopardize our fund-raising efforts,
•	our intellectual property may not be protectable,
•	we face intellectual property risks that may negatively affect our brand names, reputation, revenues, and potential profitability,
•	our trademarks are valuable, and any inability to protect them could reduce the value of our products and brands,
•	product warranties and product liabilities could be costly,
•	we may be unable to replace current management, we may receive unfavorable results in the outcome of any pending lawsuits.
•	management actions could cause substantial dilution and stock price declines and discourage a takeover,
•	we are engaged in a number of related party transactions,
•	management could terminate employment, and our operations and viability would be hurt, if we cannot fund the 2010 bonuses and accrued salaries which were earned,
•	our common stock is quoted on the OTC Markets, which may discourage investors from purchasing it more than if it was listed on a national exchange,
•	our common stock is illiquid,
•	the application of the “penny stock” rules could adversely affect transactions in our common stock and could increase transaction cost,
•	the price of our common stock may be very volatile,
•	a significant portion of our outstanding shares are restricted securities and the sale of those shares will depress our stock price
•	as an issuer of a “penny stock,” the protection provided by the Federal securities laws relating to forward looking statements does not apply to us, and
•	we have not paid dividends in the past and do not expect to pay dividends for the foreseeable future. Any return on investment may be limited to the value of our common stock, if any.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “we,” “our,” “us,” and similar terms refers to Sanomedics International Holdings, Inc., a Delaware corporation, and our wholly-owned subsidiaries. In addition, the “third quarter of 2013” refers to the three months ended September 30, 2013, the “third quarter of 2012” refers to the three months ended September 30, 2012, “2012” refers to the year ended December 31, 2012 and “2013” refers to the year ending December 31, 2013.

Unless specifically set forth to the contrary, the information which appears on our website at www.sanomedics.com, www.thermomedics.com  and  www.primetimemedical.com is not part of this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Sanomedics International Holdings, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$93,314	$26,084
Accounts receivable, net	866,453	8,117
Inventories	290,625	2,171
Employee receivables	4,850	-
Prepaid expenses	2,635	-

Total Current Assets	1,257,877	36,372

Fixed assets, net	95,426	17,049

Other Assets
Goodwill	2,891,635	-
Non-Compete	200,000	-
Patents, net	33,061	36,796
Deposits	10,945	-

Total Other Assets	3,135,641	36,796

Total Assets	$4,488,944	$90,217

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued salaries payable	$706,569	$1,290,516
Accounts payable and other liabilities	968,952	243,836
Accrued interest payable	293,499	217,001
Bank debt	244,923	-
Convertible notes payable, net of discount, current portion	214,438	4,688
Acquisition notes payable, current portion	1,286,000	-
Vendor leases payable	167,958	-
Installment notes payable, current	7,716	-
Derivative liabilities	1,293,517	40,697
Due to related parties	150,610	65,738
Notes payable - related parties net of discount, current portion	-	1,379,427

Total Current Liabilities	5,334,182	3,241,903

Notes payable - related parties net of discount, net of current portion	2,149,035	-
Installment notes payable, net of current portion	41,404	-
Acquisition notes payable, net of current portion	664,000	-
Convertible notes payable, net of discount, net of current portion	-	12,500

Total Liabilities	8,188,621	3,254,403

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.001 par value: 1,000 shares authorized,
issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1	1
Common stock, $0.001 par value: 250,000,000 shares authorized,
27,326,723 and 20,403,586 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.	27,327	20,404
Additional paid in capital	7,853,042	5,748,691
Stock subscription receivable	(20,000)	(20,000)
Accumulated deficit	(11,560,047)	(8,913,282)

Total Stockholders’ Deficit	(3,699,677)	(3,164,186)

Total Liabilities and Stockholders' Deficit	$4,488,944	$90,217

See accompanying notes to condensed consolidated financial statements

Sanomedics International Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues, net	$422,827	$934	$543,906	$35,962

Cost of goods sold	299,111	6,130	332,702	40,822

Gross profit (loss)	123,716	(5,196)	211,204	(4,860)

Operating expenses
General and administrative	466,498	617,969	920,305	1,370,685
Research and development	24,250	-	77,750	8,500
Stock compensation	93,000	204,888	348,738	369,751
Depreciation and amortization	2,711	1,073	6,509	3,195

Total operating expenses	586,459	823,930	1,353,302	1,752,131

Loss from operations	(462,743)	(829,126)	(1,142,098)	(1,756,991)

Other income (expense)
Amortization of debt discount	(131,621)	-	(185,958)	-
Derivative expense	(270,807)	-	(3,101,605)	-
Unrealized gain on fair value of derivatives	796,727	-	1,844,355	-
Interest expense	(8,344)	(35,457)	(61,459)	(144,413)

Total other income (expense)	385,955	(35,457)	(1,504,667)	(144,413)

Net loss before income taxes	(76,787)	(864,583)	(2,646,765)	(1,901,404)
Income taxes	-	-	-	-

Net loss	$(76,787)	$(864,583)	$(2,646,765)	$(1,901,404)

Net loss per share - basic and diluted	$(0.00)	$(0.06)	$(0.16)	$(0.13)

Weighted average number of shares outstanding during the period - basic and diluted	21,214,765	14,369,139	16,672,586	14,313,131

See accompanying notes to condensed consolidated financial statements

Sanomedics International Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,646,765)	$(1,901,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,509	3,195
Stock compensation	348,738	515,853
Reserve for bad debts	25,575	-
Reserve for obsolete and slow moving inventory	87,437	-
Amortization of debt discount on convertible notes	185,958	-
Derivative expense	3,101,605	-
Unrealized gain on fair value of derivative liabilities	(1,844,355)	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(86,226)	345
Inventory	(130,500)	34,442
Other current assets	(9,335)	1,926
Deposits	(13,892)	-
Bank overdraft	-	(4,522)
Accrued salaries payable	119,392	574,468
Accounts payable and other liabilities	275,327	5,922
Accrued interest payable	76,499	142,466
Due to related parties	84,872	46,889
Net Cash Used In Operating Activities	(419,161)	(580,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(162,302)	-
Payment on acquisition of Prime Time Medical	(400,000)	-
Net Cash Used In Investing Activities	(562,302)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes - related parties	694,992	174,000
Net payments on vendor and installment notes	(21,299)	-
Issuance of stock subscriptions payable	-	102,500
Sale of common stock	-	238,000
Proceeds from convertible notes payable	375,000	75,000
Net Cash Provided By Financing Activities	1,048,693	589,500

Net increase in cash	67,230	9,080

Cash - beginning of period	26,084	-

Cash - end of period	$93,314	$9,080

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

Non-cash transactions:
Common stock issued to consultants for services	$189,343	$-
Common stock issued for conversion of debt, net of derivative	$102,985	$-
Conversion of debt to equity	$-	$1,758,310
Common stock issued for acquisition	$750,000	$-
Accrued salaries payable converted to convertible promissory note payable-officer	$703,339	$-

See accompanying notes to condensed consolidated financial statements

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Sanomedics International Holdings, Inc. (referred to herein as “we”, “us”, “our” or the “Company”) formerly Grand Niagara Mining and Development Co, Inc. ("Grand Niagara") was originally incorporated in the state of Idaho in 1955 and re-domiciled in the state of Delaware on April 6, 2009. The Company, through its subsidiaries, designs, develops, markets and distributes non-invasive infrared thermometers principally for consumers and medical professionals.

On August 30, 2013, the Company acquired all the capital stock of Prime Time Medical, Inc (“Prime Time”), a Florida corporation for total purchase consideration of $3,100,000. Prime Time is a Durable Medical Equipment provider of home medical equipment with products such as power wheel chairs with specialization in complex rehab products, respiratory equipment including oxygen concentrators and nebulizer compressors, walkers, commodes, manual wheelchairs and support surface products for wound care management, servicing customers throughout West Central Florida.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Thermomedics, Inc. (since July 2009), and Prime Time (since September 2013). All significant inter-company accounts and transactions have been eliminated in consolidation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended December 31, 2012. The interim results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation. The Company consolidates the following companies:

·	Thermomedics Inc.
·	Anovent, Inc.
·	Prime Time Medical, Inc.

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

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(continued)

Accounts Receivable

The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as the primary payor. The Company believes the credit risk associated with its Medicare accounts, which have historically exceeded 60% of its patient accounts receivable, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of finished goods of non-invasive thermometers, and Durable Medical Equipment from its recent acquisition of Prime Time which includes power wheel chairs with specialization in complex rehab products, respiratory equipment including oxygen concentrators and nebulizer compressors, walkers, commodes, manual wheelchairs and support surface products for wound care management.  Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated quarterly and are based on the Company’s business plan and from feedback from customers and the product development team; however, as the Company has a fairly limited operating history, estimates can vary significantly. We review the components of inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The likelihood of any material inventory write-downs depends on changes in competitive conditions, new product introductions by us or our competitors, or rapid changes in customer demand.

Reserves for Warranty

The Company records a reserve for non-invasive thermometers at the time product revenue is recorded based on historical rates.  The reserve is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line. The warranty reserve was approximately $1,000 at September 30, 2013 and December 31, 2012.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which is generally three to ten years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income or expense.

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

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 3 – LIQUIDITY AND GOING CONCERN

The condensed consolidated financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

The Company currently has limited revenue and is experiencing recurring losses. These factors raise substantial doubt about its ability to continue as a going concern. Management has financed the Company's operations principally through loans from an affiliate of the Company’s former CEO, who is also one of the principal shareholders. Through September 30, 2013, the Company obtained its liquidity principally from approximately $694,000 of cash advances from an affiliate of the former Chairman and CEO and the Company's principal shareholder and, $375,000 from third party borrowings. The Company may need to continue borrowings from an affiliate of the former Chairman and CEO and the Company's principal shareholder and will also need to raise additional capital. However, management cannot provide any assurances that the Company will be successful in completing this financing and accomplishing any of its plans.

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

NOTE 4 – ACQUISITION

Pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement ”) with Prime Time and Mark R. Miklos, the sole equity holder of Prime Time (“Miklos”), on August 30, 2013 the Company acquired a 100% interest  and assumed full financial and operational control of Prime Time for a total purchase price of $3,100,000, subject to certain adjustments as summarized herein. The purchase price consisted of a combination of $1,350,000 in cash, promissory notes of $1,000,000 and shares of the Company’s restricted common stock with a value of $750,000.

On August 30, 2013, the Company issued two promissory notes (the “Prime Time Notes A and B”) to Miklos in the aggregate principal amount of $1,000,000.  Prime Time Note A in the principal amount of $500,000 bears interest at 5% per annum, with monthly payments of principal and interest, and matures three years after the closing date.  Prime Time Note B in the principal amount of $500,000  bears interest at 5% per annum, with annual payments of interest and principal payable annually over two years from the date of closing provided; however, that the principal balance of Prime Time Note B (and the respective annual payment) shall be reduced if: (i) the earnings before income taxes, depreciation and amortization (“EBITDA”) for the fiscal year ended December 31, 2013 is less than $975,000; and/or (ii) the EBITDA for the fiscal year ended December 31, 2014 is less than $975,000. At Miklos’ option, Prime Time Note B can be paid in shares of common stock of the Company on terms acceptable to Miklos and the Company. These notes have been presented as acquisition notes payable in the accompanying September 30, 2013 consolidated balance sheet.

On September 3, 2013, the Company issued 531,250 shares of its restricted common stock with a value of $750,000 in compliance with the share requisite of the Stock Purchase Agreement. Additionally the Company entered into an employment agreement with the Seller for certain management services and; also contains a covenant of the Seller not to compete with the Company for a two year period.

As of September 30, 2013, the balance of amounts owed on the purchase price of $950,000 has been presented as a current liability in the accompanying September 30, 2013 consolidated balance sheet.

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 4 – ACQUISITION-(continued)

The Purchase Agreement further provided that the Company will engage its independent registered public accounting firm to conduct an audit of Prime Time’s financial statements for the years ended December 31, 2011 and 2012. If, for any reason the audit cannot be concluded, the Company will not be required to pay any amounts due under Notes A or B and such notes will be cancelled. The Company, however, has no right to receive a refund of the cash portion of the purchase price as tendered or to effect a cancellation of the Shares. In addition, if Prime Time’s total asset value at December 31, 2012 as determined in accordance with the audited financial statements is less than the value set forth on the financial statements previously provided to the Company, the purchase price will be reduced by such amount on a dollar for dollar basis through a return of a number of Shares equal to such deficiency, and, if the deficiency is greater than the Original Issue Price, through a set off of the amount which will be due under Note A.

The purchase price was allocated to the assets acquired and liabilities assumed as follows:

Assets Acquired	$1,313,759
Liabilities assumed	(1,305,394)
Intangibles:
Value assigned to Non-compete agreement	200,000
Goodwill	2,891,635
Total purchase price	$3,100,000

Unaudited pro forma results of operations data as if the Company and Prime Time Medical had occurred as of January 1, 2011 are as follows:

			Nine Months
	Year Ended	Year Ended	Ended
	2011	2012	9-30-2013
Revenue	$2,480,010	$3,660,353	$3,365,260
Loss from operations	$(3,096,171)	$(1,493,030)	$(1,852,283)
Net loss	$(3,289,299)	$(1,782,153)	$(3,391,061)
Net loss per share-basic and diluted	$(0.24)	$(0.12)	$(0.20)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2011 and is not intended to be a projection of future results.

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 5 – NOTES PAYABLE -RELATED PARTIES

	September 30, 2013	December 31, 2012
Notes Payable consists of the following:
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30,
2010. Note accrues interest at 9% per annum, due and payable on March 31, 2015
(A)( C)	$100,000	$181,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011.
Note accrues interest at 9% per annum, due and payable on March 31, 2015 (A)	367,000	367,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30,
2011. Note accrues interest at 9% per annum, due and payable on March 31, 2015,
(A)	220,000	220,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011.
Note accrues interest at 7.5% per annum, due and payable on March 31, 2015 (A)	334,787	334,787
Convertible Promissory Note-Officer, dated June 17, 2013. Note accrues interest at 9% per annum, due and payable on March 30, 2015, net of discount of $589,722
(B) Refer to Note 7.	113,617	-
Total	1,135,404	1,102,787
Other advances from CLSS Holdings, LLC, not evidenced by a promissory note (A)	1,013,631	276,640
	2,149,035	1,379,427
Less: Current portion	-	1,379,427
Notes Payable-related parties	$2,149,035	$-

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

(C)	On August 12, 2013 and September 17, 2013, $81,000 was assigned by the holder to seven third parties, which subsequently converted to 1,265,535 and 6,000,000 shares of common stock, respectively, see Notes 6 and 9.

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On August 24, 2012, the Company executed a convertible note for $75,000. The convertible note is unsecured and has a maturity date of August 24, 2014. Interest will accrue at 9% per annum until paid or maturity and is convertible into common shares at a fixed convertible price of $0.50 per share. In the event that the Company undertakes financing while this debt is unpaid, the holder shall have the right to convert at the lessor of the offering price or the fixed conversion price. As of September 30, 2013 and December 31, 2012, the convertible note amounted to $40,625 and $12,500, net of unamortized discounts of $34,375 and $62,500, respectively.

On December 6, 2012, the Company entered into a Securities Purchase Agreement and convertible promissory note (“Note”) in the principal amount of $37,500. The Note, which was due on August 29, 2013, bears interest at 8% per annum until paid or to maturity was converted on June 11, 2013 and June 18, 2013 into a total of 29,128 shares of the Company’s common stock at a conversion price equal to a 42% discount to the average of the lowest three closing bid prices of the common stock during the 10 trading days prior to conversion or $1.36 and $1.36 per share. As of September 30, 2013 and December 31, 2012, the convertible note amounted to $ -0- and $4,688, net of unamortized discount of $37,500 and $32,812, respectively.

On June 17, 2013, the Company entered into a Promissory Note (the “Note”) with a third party lender (“Lender”) in the principal amount up to $500,000. On June 19, 2013, the Lender executed the Note and funded the Company an initial tranche of $150,000 pursuant to the terms thereof. The principal sum of the Note carries a $50,000 original issue discount (“OID”) , which is prorated based on the consideration paid by the lender. The maturity date of each tranche funded under the Note is one year from the date of each payment by the Lender. The principal amount of the Note due is prorated based upon the consideration actually paid to us, plus a 10% OID, and we are only obligated to repay the amount of the funded Note, together with interest and fees. The Note may be prepaid by us at any time on or before 90 days from the date of issue interest free. After the initial 90 day period the Note bears a one-time interest charge of 12% applied to the principal sum. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at the election of the Lender at any time at a conversion price of the lesser of $2.75 or 70% of the lowest trade price in the 25 trading days prior to conversion. At all times while the Note is outstanding we agreed to reserve from our authorized but unissued shares of common stock 550,000 shares for the possible conversion of the Note; plus provide registration rights. As of September 30, 2013, the Note amounted to $89,483, net of unamortized discount of $60,517.

On August 27, 2013, the Company entered into a Securities Purchase Agreement and convertible promissory note (“Note”) in the principal amount of $73,500. The Note, which is due on May 29, 2014, bears interest at 8% per annum until paid or to maturity. The Company received the funds on August 30, 2013 net of $3,500 in legal fees. The Note conversion is at the election of the lender at any time after 180 days from issuance date of the Note at a conversion price equal to a 42% discount to the average of the lowest three closing bid prices of the common stock during the 10 trading days prior to conversion. As of September 30, 2013, the Note amounted to $9,900, net of unamortized discount of $63,600.

On September 9, 2013 the Company negotiated the reclassification of $68,675 in legal services recorded originally in accounts payable into a Convertible Note (“Note”)with a maturity date of June 9, 2014, bearing interest at 8% per annum. The Note conversion is at the election of the lender at any time up to maturity at a conversion price equal to a 10% discount to the average of the lowest three closing bid prices of the common stock during the 10 trading days prior to conversion. As of September 30, 2013 the Note amounted to $68,675.

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE-(continued)

On September 18, 2013, the Company entered into a Securities Purchase Agreement and convertible promissory note (“Note”) in the principal amount of $40,000. The Note, which is due on September 18, 2014, bears interest at 9% per annum until paid or to maturity. The Company received the funds on September 25, 2013 net of $1,500 in legal fees. The Note conversion is at the election of the lender at any time after 180 days from issuance date of the Note at a conversion price equal to a 50% discount to the average of the lowest three closing bid prices of the common stock during the 10 trading days prior to conversion. As of September 30, 2013, the Note amounted to $2,637, net of unamortized discount of $37,363.

On September 20, 2013, the Company entered into a convertible promissory note (“Note”) in the principal amount of $36,500. The Note, which is due on June 20, 2014, bears interest at 8% per annum until paid or to maturity. The Company received the funds on September 19, 2013 net of $1,500 in legal fees. The Note conversion is at the election of the lender at any time after 180 days from issuance date of the Note at a conversion price equal to a 45% discount to the average of the lowest three closing bid prices of the common stock during the 10 trading days prior to conversion. As of September 30, 2013, the Note amounted to $1,337, net of unamortized discount of $35,163.

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $268,518 and $-0- for the beneficial conversion features of the convertible debts incurred during the periods ended September 30, 2013 and September 30, 2012, respectively. The discounts are being amortized to interest expense over the term of the notes using the effective interest method. The Company recorded $185,958 and $-0- of interest expense pursuant to the amortization of the note discounts for the nine months ended September 30, 2013 and for the nine months  ended September 30, 2012, respectively; and $131,621 and $ -0- for the three months ended September 30, 2013 and September 30, 2012.

 NOTE 7 – DERIVATIVE LIABILITIES

The Company analyzed the related party convertible note-officer and convertible promissory notes referred to in Notes 5 and 6 based on the provisions of ASC 815-15 and determined that the conversion options of the convertible notes qualify as embedded derivatives.

The fair value upon inception of the embedded derivatives are determined to total $3,101,605 and recorded as embedded derivative liabilities. The embedded derivatives are revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the statement of operations.

The Company accounts for the embedded conversion features included in its common stock as well as derivative liabilities. The aggregate fair value of derivative liabilities as of September 30, 2013 and December 31, 2012 amounted to $1,293,517 and $40,697, respectively. The net decrease of $1,844,355 in the fair value of the derivative liabilities between the respective periods is included in other income as an unrealized gain on fair value of derivatives.

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

On May 21, 2013, Exergen Corporation commenced legal action in the United States District Court for the District of Massachusetts against us, claiming infringement of certain intellectual property. Exergen is seeking various types of relief, including an injunction against further infringement of certain intellectual property. Given the inherent uncertainty and unpredictability of litigation and due to the early status of this legal action, no range of loss or possible loss can be reasonably estimated at this time. However, we do not expect the outcome of this matter to have a material adverse effect on our consolidated financial statements when taken as a whole. As of September 30, 2013, and the date of this filing, no amount is accrued as a loss and is not considered probable or estimable.

NOTE 9 – STOCKHOLDERS’ DEFICIT

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

On August 12, 2013, pursuant to a portion of Convertible Note due to CLSS originally at $220,000 and sold to six (6) third parties by the original holder in the principal amount of $6,000, the Company converted the Note into a total of 6,000,000 shares of the Company’s common stock and issued to the six (6) parties for investor relation services valued at $6,000. The Company has instructed its transfer agent to place a stop and cancel 1,250,000 shares for failure of services performed.

On September 3, 2013, the Company issued 531,250 shares of common stock to Mark R. Miklos valued at $750,000 in connection with the acquisition of Prime Time .

On September 5, 2013, Redstone Investment Group, LLC was issued 75,000 shares of common stock for consulting services performed valued at $1.24 per share. As a result, the Company recorded stock compensation in the amount of $93,000 for the three months ended September 30, 2013.

On September 23, 2013, in connection with a Securities Purchase Agreement and convertible promissory note (“Note”) in the principal amount of $75,000, the Company converted $25,000 of the Note into a total of 211,864 shares of the Company’s common stock at a conversion price of $0.118 per share.

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 9 – STOCKHOLDERS’ DEFICIT-(continued)

Stock Options

On March 7, 2013, the Company granted to its Chief Technology Officer 150,000 seven-year stock options with an exercise price of $0.50 per share. The Company determined that the fair value of the options was approximately $159,000 using the Black Scholes method and recorded as stock compensation in the accompanying condensed consolidated financial statements.

NOTE 10 – PENDING ACQUISITION

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

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 10 – PENDING ACQUISITION-(continued)

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

NOTE 11 – SUBSEQUENT EVENTS

Financing:

During October 2013, the Company entered into four (4) separate Securities Purchase Agreements and convertible promissory notes (“Notes”) with three (3) companies for total principal amount of $287,750. The Notes, which are due ranging from July 2014 and October 2014, bear interest ranging from 6% to 12% per annum until paid or to maturity. The Note conversions are at the election of the lenders at any time at  conversion prices equal ranging from 40% to 50% discount to the average of the lowest two to three closing bid prices of the common stock during the 10 to 25 trading days prior to conversion. A portion of one of the notes for $75,000 was converted on October 18, 2013 for 611,246 shares and on November 12, 2013 for 1,138,952 shares, leaving a balance of $50,000 on the Note.

Share Issuances:

On October 29, 2013, the Company’s Board of Directors authorized the issuance of 3,000,000 shares to CLSS Holdings, LLC, a company wholly owned by a former director and officer of the Company, issued in connection and in partial consideration, for the amendment of extension of maturity of certain promissory notes held by the Company in favor of CLSS.

On October 30, 2013, the Board of Directors and holders of a majority of the Company’s outstanding voting securities approved resolutions granting the Board of Directors the authority to effect a reverse stock split of all of the outstanding shares of our common stock at a ratio of up to one for 15 (1:15) at any time prior to October 30, 2014.  The timing and final ratio of the reverse split is to be determined by the Board of Directors in their sole authority.  On November 11, 2013 the Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission regarding this action.  The Company expects the Board to finalize the ratio and timing for the reverse split in the near future, with an expected effective date in December 2013.  The Company will file a Current Report on Form 8-K with the SEC when these actions have been finalized.

Other:

On October 31, 2013, Prime Time received a letter from the designated Medicare Contractor notifying Prime Time that effective October 16, 2013 all claims for reimbursement have been selected for a comprehensive medical review of its billings for Medicare services pursuant to the Medicare Contractors statutory and regulatory authority.

Management has evaluated the subsequent events through November 20, 2013, the date at which the condensed consolidated financial statements were available for issue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the nine and three months ended September 30, 2013 and  2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Notice Regarding Forward-Looking Statements appearing earlier in this report together with Part II, Item 1. of this report and Item 1A. Risk Factors, and the Business section in our Annual Report on Form 10-K for the year ended December 31, 2012, and our subsequent filings with the SEC..  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

We are a medical technology holding company that focuses on game changing products, services and ideas- a place where physicians, entrepreneurs, and medical companies can work together to drive innovative technologies through concept, development, and ultimately commercialization. We plan to grow our existing business organically and through strategic acquisitions specifically relating to medical diagnostic equipment, sleep disorder diagnosis treatments and complex rehabilitation technology.

Thermomedics, Inc. designs, develops and markets medical diagnostic equipment for professional healthcare providers. Our products are professionally designed for use in a wide range of medical settings, providing nearly instantaneous diagnostic information.

During the first and second quarters of 2013 our focus has been to continue the introduction and selling of our second generation product line. We are also pursuing the growth of our business through strategic acquisitions in the sleep apnea space.  As previously reported, on August 30, 2013, we closed on the purchase of 100% interest of Prime Time Medical, Inc. pursuant to a Stock Purchase Agreement with Prime Time Medical, Inc., a Florida corporation (“Prime Time”) and Mark R. Miklos, the sole equity holder of Prime Time. Prime Time is a durable medical equipment provider of home medical equipment with products such as power wheel chairs and scooters specializing in complex rehab products, respiratory equipment including oxygen concentrators and nebulizer compressors, diabetic supplies, hospital beds, bariatric equipment, walkers, CPMs, commodes, manual wheel chairs and support surface products for wound care management, servicing consumers throughout West Central Florida.  We are presently in the early stages of integrating Prime Time’s operations into our Company.

Additionally, on July 10, 2013, the Company entered into an Equity Purchase Agreement  with Duke Medical Equipment LLC, a Texas limited liability company (“Duke Medical”) and Vann R. Duke, the sole equity holder of Duke. Duke Medical is a durable medical equipment provider of home medical equipment servicing consumers throughout the Houston and Galveston, Texas area.

Pursuant to the Equity Purchase Agreement, at the closing the Seller will transfer to the Company all the membership interest of Duke Medical for an aggregate purchase price of $7,000,000, subject to certain adjustments as summarized herein. The purchase price will be paid in a combination of cash, promissory notes and shares of the Company’s common stock. On the closing date which was originally contemplated to be 90 days from the Equity Purchase Agreement, the Company will make a total cash payment to the Seller of $2,000,000.

We will need to raise additional capital to close the Duke Medical acquisition. Although we are currently in various discussions with several investment bankers and lending institutions, we do not have any firm commitments for the capital and there are no assurances we will be able to raise the necessary funds  to close the Duke Medical acquisition.  As a result, there are no assurances that this transaction will close and we may forfeit any deposits rendered.

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

Accounts Receivable

The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as the primary payor. The Company believes the credit risk associated with its Medicare accounts, which have historically exceeded 60% of its patient accounts receivable, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of finished goods of non-invasive medical devices and equipment. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items, as follows:

●	Consumer demand – our first generation products have been discontinued and have been written down to lower of cost or market.
●	Current inventory levels – we have approximately 106 thermometer units remaining as of September 30, 2013.
●
Product life cycles – although we continue to improve on the design and manufacturing of our second generation professional models, we believe our products are still readily marketable consumer products and demanded by professional healthcare practitioners.

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

Stock-Based Compensation

The Company applies the fair value method stipulated by ASC Topic 718, Compensation - Stock Compensation in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. During 2012 as the Company did not have sufficient, reliable and readily determinable values relating to its common stock, the Company  used the stock value pursuant to its most recent private sale of stock by an affiliate of our CEO, for purposes of valuing stock based compensation. The Company believes that the market price of the Company's stock is not indicative of value as the stock is not widely held. During 2013 the fair value of restricted stock is estimated on the date of grant and is generally equal to the closing price of our common stock on that date.

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by the ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC Topic 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management's view it is more likely than not (50%) that such deferred tax will not be utilized.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of September 30, 2013, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the tax years ended 2008 through 2012.

 RESULTS OF OPERATIONS

As described elsewhere in this report, we closed on the acquisition of Prime Time on August 30, 2013. The results of operations for the third quarter of 2013 and the nine months ended September 30, 2013 include Prime Time’s operations from the date of acquisition. The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues, net	100%	100%	100%	100%

Costs and Expenses as a percentage of net revenues:
Cost of goods sold	71%	656%	61%	113%
Gross margin (loss)	29%	-556%	39%	-13%
General and administrative	110%	-66,164%	169%	3,811%
Research and development	6%	0%	14%	24%
Stock compensation	22%	21,936%	64%	1,028%

Revenues, net: Our net revenues increased substantially during the third quarter of 2013 and the nine months ended September 30, 2013 from the comparable periods in 2012, both as a result of the introduction and continued launch of our new professional model the “Caregiver” compared to the sales of our previous first generation products, as well as revenues attributable to one month’s operations of Prime Time.  These revenues, which were $332,156, represented 79% and 61% of our net revenues for the three and nine months ended September 30, 2013, respectively.

Cost of goods sold: Cost of goods sold consists of product, shipping and other costs.  Cost of goods sold as a percentage of revenues, net decreased in the third quarter of 2013 as compared to the third quarter of 2012 due to the additional sales generated of the newer professional models during the 2013 period as well as the impact from the inclusion of Prime Time revenues. We anticipate our costs of goods sold as a percentage of revenues, net will remain the same throughout the balance of 2013, although there are no assurances that it will.

Operating Expenses: Operating expenses consist of general and administrative expenses, research and development, stock compensation and depreciation and amortization. For the third quarter of 2013, operating expenses decreased primarily as a result of decreases in officer payroll, legal and professional fees and rent expense.  Overall, our operating expenses decreased 29% in the third quarter of 2013 from the third quarter of 2012, and 23% for the nine months ended September 30, 2013 from the comparable period in 2012.  These changes reflect decreases in general and administrative expenses as well as non-cash stock based compensation and depreciation and amortization in all periods, offset by increases in research and development expenses in the 2013 periods.

General and administrative expenses for the three and nine months ended September 30, 2013 declined 25% and 33%, respectively, from the comparable 2012 periods.  These declines are primarily attributable to a reduction in salaries, less utilization of contracted consultants and efficient utilization of professional fees in our historic operations, offset by the impact of Prime Time’s operations which represented 42% and 33% in the third quarter and nine months ended September 30, 2013, respectively, of our total general and administrative expenses.  Research and development expenses in the 2013 periods reflect our continued testing of our newest product line.  Stock based compensation for the three and nine months ended September 30, 2013 declined 55% and 6%, respectively, from the comparable 2012 periods which reflects few grants and issuances in the 2013 periods.  Although we expect our general and administrative expenses to increase in the fourth quarter of 2013 as we continue with our sales growth, the inclusion of Prime Time’s operations for the entire quarter and additional acquisition plans, we are unable at this time to quantify the amount of the expected increase.

Other income (expense):  Other expense increased significantly in the 2013 periods from the comparable 2012 periods.  The increase is primarily attributable to an increase in derivative expenses associated with conversion prices of convertible note, offset by unrealized gains on the fair value of derivatives based upon changes in the market price of the underlying security.  We are required to recognize the non-cash gains and losses under GAAP which can materially impact our financial statements from period to period.

Financial Condition

September 30, 2013 (unaudited) compared to December 31, 2012

Assets:  At September 30, 2013, as compared to December 31, 2012, our current assets increased by approximately $1.2 million and our total assets increased by approximately $4.4 million. The increase in current assets is primarily attributable to increase in accounts receivable and inventories related to the consolidation of Prime Time into our company.  The increase in other assets also includes goodwill associated with the acquisition of Prime Time

Liabilities : At September 30, 2013, our current liabilities increased by approximately $2.1 million from December 31, 2012.  This increase is attributable primarily due to the impact of the consolidation of Prime Time including increases in accounts payable and other liabilities, acquisition notes payable and vendor leases payable, as well as changes in the carrying value of derivative liabilities, offset by a reduction in notes payable to related parties.  Our long-term liabilities increased primarily as a result of the liabilities associated with the Prime Time acquisition, as well as the inclusion of $2,149 million in convertible promissory notes due to an officer and director and former CEO and Director of the Company. On August 13, 2013 an agreement was executed covering these Notes to extend the maturity of these Notes to March 31, 2015.

Liquidity and Capital Resources

At September 30, 2013 our cash on hand was approximately $93,000. At September 30, 2013 we had a working capital deficit of $4,076,305 as compared to a working capital deficit of $3,205,531 at December 31, 2012.

Since our inception in 2009, we obtained our liquidity principally from approximately $2.1 million principal amount of cash advances from an affiliate of our former Chairman and CEO and one of our principal shareholders. The Company has executed promissory notes totaling approximately $1.0 million as of September 30, 2013, with CLSS Holdings, LLC (“CLSS”). Each note (a) bears annual interest at 9.0% (20% upon the occurrence, and during the continuance, of an event of default), is convertible into our common stock at a fixed conversion price of $0.50, and is not pre-payable by us, and (b) is subject to a security agreement under which all of our assets secure our loan repayment obligation.  As previously reported, on May 9, 2013, the Company and CLSS agreed to terminate the pending convertible notes and issue a single replacement convertible note that includes the obligations currently provided together with the advances and accrued interest of $238,868. The original convertible notes were not delivered to the Company and accordingly, the replacement note was not issued and has been voided. On August 13, 2013 an addendum was executed covering these notes to extend the maturity of these notes to March 30, 2015. As additional consideration for the extension of the maturity date, the addendum provided for up to an additional 5,000,000 shares of common stock to be issued at the earlier of the consideration date or maturity.

Our net revenues are not sufficient to pay our operating expenses and satisfy our obligations as they become due.  Although we expect that our revenues will continue to increase from both our historic operations as well as from the impact of Prime Time on our results, there are no assurances our revenues will increase to a level to fund our needs.   In addition, even if we succeed in substantially increasing our revenues, we still need substantial additional capital to pay our obligations as they become due and finance our business activities on an ongoing basis,.  We have approximately $2,150,000 in secured obligations to related parties which mature in March 2015 which are secured by substantially all of our assets, and we do not have sufficient funds to pay those obligations.  In addition, we also need to raise approximately $2,000,000 of capital to fund the cash portions of the purchase price of the pending acquisition of Duke Medical.

At September 30, 2013, we had approximately $93,000 in cash on hand; and unless and until we receive additional financing from third parties, which we may never achieve, in the absence of on-going cash infusions on an as needed basis by an affiliate of our former Chairman and CEO and one of our principal shareholders, we would be unable to continue to operate.  If we are unable to pay our obligations as they become due, the related parties who are holders of the secured notes could seek to foreclose on our assets.  In that event, we would be unable to continue our business and operations as they are now conducted and investors could lose their entire investments in our company.

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

Summary of Cash Flow for the nine months ended September 30, 2013

	Nine Months Ended September 30,
	2013	2012
Net cash used in operating activities	$(419,161)	$(580,420)
Net cash used in investing activities	$(562,302)	$-
Net cash provided by financing activities	$1,048,693	$589,500

Operating Activities

Our total cash used by operating activities decreased by 28% for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The increase is primarily due to increases in accounts receivable, inventory, other current assets and deposits and decreases in accrued salaries payable and accrued interest payable, offset by the impact of the higher net loss, the impact of non-cash items and increases in accounts payable and other liabilities.

Investing Activities

During the 2013 period we used cash for the partial payment of the purchase price of Prime Time and for the purchase of fixed assets.  We did not use any cash for investing activities in the 2012 period.

Financing Activities

Our total cash provided for financing activities increased by 78% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase is primarily due to increases in proceeds of notes issued to related parties and proceeds from the sale of convertible notes, net of repayments of notes, offset by decreases in the proceeds from the sale of common stock.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

No new events or changes during this quarter

Item 1A.  Risk Factors.

Please see the risk factors disclosed in Item 1A. of our Annual Report on Form 10-K for year ended December 31, 2012,  filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 12, 2013, pursuant to a portion of Convertible Note due to CLSS originally at $220,000 and sold to six (6) third parties by the original holder in the principal amount of $6,000, the Company converted the Note into a total of 6,000,000 shares of the Company’s common stock and issued to the six (6) parties for investor relation services valued at $6,000. The Company has instructed its transfer agent to place a stop and cancel 1,250,000 shares for failure of services performed.

On September 3, 2013, the Company issued 531,250 shares of common stock to Mark R. Miklos valued at $750,000 in connection with the acquisition of Prime Time .

On September 5, 2013, Redstone Investment Group, LLC was issued 75,000 shares of common stock for consulting services performed valued at $1.24 per share.

On September 23, 2013, in connection with a Securities Purchase Agreement and convertible promissory note (“Note”) in the principal amount of $75,000, the Company converted $25,000 of the Note into a total of 211,864 shares of the Company’s common stock at a conversion price of $0.118  per share.

On October 29, 2013, the Company’s Board of Directors authorized the issuance of 3,000,000 shares to CLSS Holdings, LLC, a company wholly owned by a former director and officer of the Company, issued in connection and in partial consideration for the amendment of extension of maturity of certain promissory notes held by the Company in favor of CLSS.

Item 3. Defaults Upon Senior Securities.

    None.

Item 4. Mine Safety Disclosures.

    Not applicable to our company’s operations.

Item 5. Other Information.

    None

Item 6. Exhibits.

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of principal executive officer *

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *

32.1	Section 1350 Certifications of President and Chief Financial Officer*

101.INS	XBRL INSTANCE DOCUMENT **

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **
___________
*	filed herewith

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sanomedics International Holdings, Inc.

November 20, 2013	By:	/s/ Keith Houlihan
Keith Houlihan, President

	By:	/s/ David C. Langle
David C. Langle, Chief Financial Officer