Form 10-K
period 2013-12-31
Sanomedics International Holdings, Inc
filed 2014-04-16
CIK 1501972

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant's most recently completed second quarter, was approximately $34.8 million.

The number of shares of Common Stock, $.001 par value, outstanding on April 11, 2014 was 10,361,266 shares.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
FORM 10-K

For the Fiscal Year Ended December 31, 2013

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

All share and per share information in this report gives effect to the 1 for 10 reverse split of our common shares effective on December 23, 2013.

PART 1

Item 1: Business

General Development of Business

Overview

Sanomedics International Holdings, Inc. (the “Company”, “we”, or “us”) is a Delaware corporation which is a medical technology holding Company that focuses on disruptive and game changing products, services and ideas – a place where physicians, entrepreneurs, and medical companies can work together to drive innovative technologies through concept, development, and ultimately commercialization. We plan to grow our current business organically and through strategic acquisitions relating to healthcare technology products and services. We seek to acquire innovative medical device companies and/or healthcare related service operating business, such as medical staffing or ambulatory surgical centers that can be included within our organization. We will also seek acquisition and development opportunities related to other aspects in the healthcare marketplace.

Acquisitions and Growth Strategy

We plan to grow our existing business through strategic acquisition related to healthcare technology and products and services. We seek to acquire innovative medical device companies and/or healthcare related service operating businesses that can be tucked into our operations. We will also seek acquisition and development opportunities related to other aspects of the sleep disorder marketplace. The Company will expect all acquisitions to be accretive to its earnings and fully integrated within ninety (90) days of closing.

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

Medical products

We design, develop and market a line of non-contact clinical thermometers principally for the healthcare providers market, which include physician’s offices, medical clinics and nursing homes and other long-term care institutions. Our thermometer was launched during the second quarter of 2012.

Our executive offices are located at 444 Brickell Avenue, Suite 415, Miami, Florida 33131, and our telephone number is (305) 433-7814. Our corporate website is www.sanomedics.com.

Our common stock is currently quoted on the OTCQB tier of the OTC Markets under the symbol “SIMH”.

Organizational History

We were originally incorporated on October 31, 1955 in Idaho under the name “Niagara Mining and Development Co., Inc.” We conducted limited mining operations, and in the 1970s we raised approximately $200,000 in a public offering we made under the Regulation A exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). We filed periodic reports for approximately three years thereafter, but once our total assets were less than $1,000,000 our reporting obligations pursuant to Section 12(g) of the Securities Exchange Act of 1934 ceased, and we stopped filing such reports. Shortly thereafter, as our cash on hand was depleted we curtailed our operations, and ultimately we became inactive. We had our existence administratively dissolved by the State of Idaho for failure to file timely the required annual report, but we were reinstated on April 9, 2007 and again on June 16, 2008, following a similar administrative dissolution on January 4, 2008; however, in 2005, during a period of our dissolution, a third party had formed a new Idaho corporation with the same name as ours, so when we were reinstated on April 9, 2007 our corporate name was no longer available to us and therefore we had to amend our Articles of Incorporation to change our name; and on April 9, 2007, we selected and changed our name to “Grand Niagara Mining and Development Company”. In 2008, when Joseph Meuse and Belmont Partners, LLC acquired control, our sole objective was to identify, evaluate, and acquire an operating business which wanted to become a publicly held entity. As described below under “Acquisition of Sanomedics”, we achieved that goal in July 2009 when we acquired 100% of the outstanding capital stock of Sanomedics International Holdings, Inc. (“Sano-Nevada”), a development stage Nevada corporation with very limited operations formed in January 2009. In connection with this acquisition, in April 2009 we reincorporated in Delaware, changed our name to “Sanomedics International Holdings, Inc.”, recapitalized the Company, effected a 1 for 25 reverse split (the “Reverse Split”) of our common stock, and issued to the former owners of Sano-Nevada common shares representing approximately 98% of our common stock and 100% of our newly authorized Series A preferred stock having majority voting rights. The Sano-Nevada acquisition was accounted for as a “reverse acquisition” as if Sano-Nevada had acquired us, and our financial statements prior to the closing date of acquisition became the historical financial statements of Sano-Nevada. See Item 8, Financial Statements and Supplementary Data. All information in this report relating to our common stock has been adjusted to give effect to the Reverse Split, except where otherwise expressly stated.

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

Acquisitions and Rescission of Prime Time Medical

On August 30, 2013, the Company acquired a 100% interest and assumed full financial and operational control of Prime Time Medical Inc. (“Prime Time”) pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Prime Time and Mark R. Miklos (“Miklos”), the sole equity holder and seller of Prime Time for a total purchase price of $3,100,000, subject to certain adjustments.. The purchase price consisted of a combination of $1,350,000 in cash, promissory notes of $1,000,000 and shares of the Company’s restricted common stock with a value of $750,000.

The Company, after closing, discovered that the Seller failed to disclose that there were on-going audits with respect to Prime Time’s Medicare and Medicaid billings for periods prior to the consummation of the transaction. These audits have escalated and, as a result, Prime Time can no longer invoice Medicare and Medicaid for any products or services and be paid for such products and services until the outcome of the audits which could last at least two years. Also, as a result of other Medicare and Medicaid audits for periods prior to the consummation of the transaction, Medicare and Medicaid are demanding payments for products that Prime Time was paid prior to the closing of the transaction that were improper. It is estimated that Prime Time may owe Medicare and Medicaid up to $500,000 in improper payments and at least another $500,000 in accounts receivable that will not be paid to Prime Time pending the outcome of the audits.

On March 13, 2014, due to information that came to light subsequent to August 30, 2013, the Board of Directors of the Company determined to pursue a rescission of the completed transaction with Prime Time, after discovering numerous material differences between financial statements reproduced by the Company and the financial statements provided by Miklos in connection with the Stock Purchase Agreement. As a result of the foregoing events and Medicare and Medicaid’s constraint on Prime Time’s business and payment stream, the business could no longer survive and should immediately cease operating. Consequently the Company recorded a loss on rescission of $1,790,000 from its investment and advances in Prime Time in the accompanying consolidated statements of operation for the year ended December 31, 2013. The accompanying balance sheet as of December 31, 2013 also reflects an accrual for payments related to the rescission of $500,000 paid subsequently.. The material misstatements related primarily to the accounting treatment of revenues, accounts receivable and reserves for contractual allowances and inventory valuations.

The Company concluded that the Stock Purchase Agreement was not legally consummated and therefore consolidation was not appropriate. Consequently, the Company should not have presented the consolidated financial statements for the quarter ended September 30, 2013 SEC filing on Form 10-Q dated November 21, 2013. Additionally, the Company evaluated the materiality of the impact of the consolidation in the Company’s financial statements at September 30, 2013 and for the three and nine months ended September 30, 2013 and determined that the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 will be amended accordingly. There was no impact to any other period previously presented.

On March 18, 2014, the Company filed a lawsuit against Miklos alleging breach of contract, fraud in the inducement, fraudulent misrepresentation, unjust enrichment, conversion, breach of fiduciary duty and damages. The Company is seeking judgment against the Seller, restitution, rescission of the Stock Purchase Agreement and Employment Agreement and return of all monies and stock paid to the Seller.

On March 19, 2014 the Company was served with a lawsuit filed by Miklos against the Company and Anovent, Inc., alleging breach of the Employment Agreement entered into with the Company, improper notice of termination, and other action to foreclose a security interest in personal property and intangibles as a result of the alleged defaults under the Security Agreement. The Company believes there is no merit to the Miklos lawsuit and intends to defend itself aggressively.

The rescission was disclosed on the Company’s current report on Form 8-K filed on March 28, 2014.

On July 10, 2013, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Duke Medical Equipment LLC, a Texas limited liability company (“Duke”) and Vann R. Duke, the sole equity holder of Duke (the “Seller”). Duke is a leading respiratory and sleep disorder provider of treatment equipment and services. It provides medical supplies to patients with sleep apnea with products such as CPAP/BiPAP, respiratory equipment, nasal and oral masks, and pulse oximeters. Duke services patients throughout Houston and Galveston, Texas. Pursuant to the Purchase Agreement, at the closing the Seller would have transferred to the Company all the membership interest of Duke for an aggregate purchase price of $7,000,000, subject to certain adjustments, of which $2,000,000 was to be paid in cash to the Seller at closing. On December 23, 2013, the Seller informed the Company that he no longer desired to sell Duke and the definitive agreement between the parties was terminated, although the Company was in negotiations to secure acquisition financing targeted for the Duke purchase.

On January 9, 2014 the Company entered into a Senior Secured Revolving Credit Facility Agreement (“Credit Agreement”) with TCA Global Credit Master Fund, LP , a Cayman Islands limited partnership (“TCA”). Pursuant to the Credit Agreement, of which we and our subsidiaries are parties as borrowers, TCA extended to us a $5 million revolving credit facility. An initial credit line of $2,300,000 was provided by TCA at closing, with $1,000,000 funded on the date of closing and the remaining $1,300,000 representing delayed for funding of an acquisition we may consummate within 90 days from closing, which has been extended for use through July 9, 2014.

We announced on February 21, 2014, we had entered into a non-binding Letter of Intent to acquire all of the issued and outstanding equity of a national provider of professional health care services and solutions to public and private institutions and multinational corporations throughout the world. We are currently completing due diligence for this proposed acquisition and intend to finance a portion of the purchase price with funding from the TCA credit facility and/or other financing we are in discussions, although there is no assurance of securing the completed financing or in completing the acquisition.

Plan of Operation

For the next 12 months we intend to focus our efforts on implementing the following business strategy:

Raise Substantial Additional Capital.

We currently have a severe cash shortage, and our operating revenues continue to be limited and insufficient to fund our operations. Consequently, Note 2, Summary of Significant Accounting Policies – Going Concern, to our December 31, 2013 consolidated financial statements, as set forth in Item 8, Financial Statements and Supplementary Data, contains an explanatory paragraph to the effect that, as a result of our limited revenue and the losses we are incurring, there exists substantial doubt about our ability to continue as a going concern (See Item 8, Financial Statements and Supplementary Data). Through December 31, 2013 our liquidity had been provided by advances made from time to time which have been memorialized into convertible promissory notes, aggregating approximately $3.5 million to date, with $850,000 in 2013 from an affiliate of Craig Sizer, our former Chief Executive Officer (“CEO”) and our controlling shareholder. During 2013 we raised $883,000through the issuance of convertible promissory notes from third party lenders. These borrowings mature during various periods in 2014 and 2015, and our expectations are they will convert to equity or we will have to secure additional funds through new borrowings if we are to settle the debt with cash funds. On January 9, 2014, we were successful in securing a $5 million line of credit facility from TCA Global Funding LLC, and receiving initial funding of $1 million from this lending. At April 10, 2014, we had approximately $125,000 in cash on hand; and unless our equity offerings or additional debt financing are successful we will be unable to continue to operate.

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

Improve Existing Operations.

Our operating results have been unsatisfactory, and we have experienced recurring losses. We had a working capital deficit of approximately $3.3 million at December 31, 2013. We had a net loss of approximately $4.3 million and $1.8 million, respectively, for the years ended December 31, 2013 and 2012.

We intend to try to improve cash flow from operations from additional sales generated by expanded marketing and promotions.

Effect Strategic Acquisitions.

We plan to grow our existing business through strategic acquisitions related to medical devices and healthcare technology products and services. We seek to acquire medical device and or healthcare related technology service operating businesses that can be included within our operations. The Company will expect all acquisitions to be accretive to its earnings and fully integrated within ninety (90) days of closing. We have identified one target and of March 27, 2014 it is under letter of intent and undergoing due diligence. We intend to fund the acquisitions of this and any future targets from equity offerings as well as from asset based lending institutions.

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

Medical Technology and Services Companies

Our targeted companies all center on healthcare. We look for mid to late stage disruptive and game changing technology or services that would benefit from our proven leadership, an experienced, multi-disciplinary team, state-of-the-art engineering, and manufacturing relationships supported by an extensive physician network. We provide the optimum professional environment where physicians, entrepreneurs, companies, and investors work together to drive innovative technologies and services through concept, development, and commercialization to profitable continued operation.

Other Opportunities

We also will look at new and complementary products that are in established companies or still in the development stage, whose medical devices we believe we could market to consumers and/or healthcare professionals. We initially are focused on medical devices related to the diagnosis or thermometry measurement for humans.

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

Develop Thermometer Products for the Professional Markets

We are directing our research and development efforts toward continued innovation in technology and design, which enables us to introduce new products into the healthcare providers market, which include hospitals, physician’s offices, medical clinics and other long-term care institutions. Clinical studies have been completed and we intend to continually update new studies. However, we are still developing hardware and software for all our new models, and further clinical studies still will need to be performed for validation. Potential users in the professional marketplace will conduct their own testing for temperature accuracy and clinical repeatability.

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

Our core business is in the designs, development, and marketing of medical diagnostic equipment for healthcare providers. We are capitalizing on the growing trend of expanded hospital caregivers, assisted living and long term care. We are focused on delivering improved outcomes and preventative practices to control healthcare costs while being an innovative bridge between the healthcare provider and their patient.

Products

We currently market the following product:

Caregiver® Thermometer is the first clinically validated non-contact thermometer for the healthcare providers market, which includes hospitals, physician’s offices, medical clinics and nursing homes and other long-term care institutions and acute care hospitals. Thermomedics line of Professional Non-Contact Thermometers (Caregiver® ) is the first of its kind. Our Caregiver® thermometer with TouchFree™ technology is less likely to transmit infectious disease than those devices that require even a minimum of contact.

Design and Manufacture

The technology and functionality of our current products were co-designed by our new supplier in Taiwan, which, as discussed below, is the manufacturer and the assignor to us of the requisite U.S. governmental pre-marketing approvals for them. We designed the housing of our products, incorporating our extensive thermometry, engineering and clinical expertise. We are in the process of designing and developing all aspects, including technology, of our proposed second generation products.

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

Sales, Marketing and Advertising

We have entered into distribution agreements with three (3) medical equipment suppliers to distribute our Caregiver® thermometer. We will also sell the Caregiver® thermometer under separate agreements with commissioned independent sales representatives and smaller distributors who have non-exclusive territorial agreements.

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

Patents and Proprietary Rights

Our patent strategy is to file utility and “design” patents to protect various novel aspects of our thermometry products. We can file foreign patent applications similar to our U.S. design patents and patent applications, and we will decide on a case-by-case basis whether to file them after consideration of the markets we intend to serve and after discussion with patent counsel. Given our very limited revenues and cash position, and because there are no foreign countries where our sales volume is material, no patent applications have been filed outside the United States. In addition, foreign countries do not recognize “design” patents, and the patents issued to us in the United States are all “design” patents.

We also rely on a combination of trade secrets and non-disclosure agreements and patents (if issued to or licensed by us), to protect our intellectual property. The patent positions of companies which, like us, design and market medical devices are uncertain and may involve complex legal and factual questions which can be difficult to resolve.

As of March 31, 2011, we had received three “design” patents relating to the housing of our thermometers, all issued in 2010 and expiring in May, June and August 2024. In June 2010 we filed one “utility” patent application relating to various aspects of our non-contact thermometer technology, and we intend to file a corresponding foreign patent application. We are also preparing a second U.S. utility patent application; and we intend to file a corresponding foreign patent application simultaneously with the domestic one. To date, we have not obtained any licenses, whether exclusive or non-exclusive, to any third-party technologies covered by patents or patent applications. We intend to vigorously protect our intellectual property rights as advised by corporate and patent counsel. See Item 3, Legal Proceedings, for a discussion of our pending lawsuit by and against Exergen., an issue in which proceeding is the validity of one of our design patents.

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

Competition

To our knowledge we are the only company selling non-contact infrared thermometers for clinical use. Our closest competition would be Welch Allyn, Braun and Exergen which market a line of oral, tympanic and axillary thermometers. They do not have a non-contact thermometer.

As noted above, our research is focused on improved accuracy so we can seek to enter this market with a viable and competitive non-contact product. See “Plan of Operation – Develop Thermometer Products for the Professional Markets” above and “Research and Development” below.

Seasonality; Concentration

Our non-contact thermometer business commenced in July 2009, when we acquired Sano-Nevada. (Sano-Nevada was formed in January 2009 and sold its first products in September 2009). To date, our sales have been extremely limited. Our revenues for the years ended December 31, 2013 and 2012 were approximately $264,000 and $96,000, respectively. We have not yet experienced any seasonal fluctuations, but our sales volume is too low to provide a basis to determine whether or not seasonal fluctuations are to be expected.

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

Research and Development

We expended $111,500 and $152,825 and for research and development during the years ended December 31, 2013 and 2012, respectively as discussed in detail above under “Plan of Operation – Develop Thermometer Products for the Professional Markets,” our research and development is focused on the continual improvement, addition of new feature sets and next generation thermometers. Clinical testing was completed during the second quarter of 2013 and it was determined that our product performed favorably and met ASTM standards. See “Develop Thermometer Products for the Professional Markets”, above. We also need to hire or retain as consultants qualified engineers to implement the electro-optics design, electronic circuitry and software design necessary for our next generation thermometers. See “Employees” below. We expect to launch these new professional models upon completion and testing, both market and clinical, although there can be no assurance that product development will be completed successfully, if at all, or if completed successfully, that these products will gain market acceptance. If we are unable to develop and launch these products as anticipated, and have these products accepted commercially, our ability to expand our market position in non-contact thermometers for humans and pets may be materially adversely impacted.

Employees

As of April 11, 2014 we employ four (4) persons on a full-time basis. None of our employees are represented by a labor union, and we consider our employee relations to be good. We will need to hire or retain as consultants qualified engineers to implement the electro-optics design, electronic circuitry and software design necessary for our next generation thermometers. However, as a result of our weak financial position, we do not currently have the ability to hire any new employees, including the electrical engineers and engineering personnel we need, since the additional financing we would need to pay them is neither arranged nor committed. See Item 1A, Risk Factors.

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

We May Be Unable To Continue as a Going Concern

Our auditors' report on our December 31, 2013 and 2012 consolidated financial statements, and Note 2 to such financial statements, reflect that there is substantial doubt about our ability to continue as a going concern. Our operating revenues are insufficient to fund our operations and our assets already are pledged to secure our indebtedness to, our senior secured lender TCA Global Master Fund, LLP, management and its affiliates for deferred salary and cash advances, respectively. The unavailability of additional financing could require us to delay, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on the Company and its viability and prospects. As noted above, we plan to increase our revenue by increasing our visibility and the awareness of our company, and our products by engaging in more aggressive sales, marketing and advertising activity. We intend to develop and implement strategies to market our products to new customers. However, we can give no assurance that these plans and efforts will be successful.

The Substantial Additional Capital We Need May Not be Obtainable

We have experienced recurring net losses of $4.3 million for the year ended December 31, 2013 and $1.8 million for the year ended December 31, 2012, and we had a working capital deficit of approximately $3.3 million and $3.2 million at December 31, 2013 and 2012, respectively. Currently we have a severe cash shortage, with only approximately $125,000 of cash on hand on April 10, 2014. Our operating revenues are insufficient to fund our operations for the next twelve months. Therefore, we require substantial additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our company as one able to provide a target company not only with cost savings resulting from centralized estimating, accounting and other corporate functions but also with additional working capital to finance and grow its business. During 2014 we were successful in securing a $5 million line of credit that funded us with $1 million in funds for working capital t and are seeking to engage a broker-dealer and member of FINRA to assist us in raising additional funding. However, there are no assurances we will be successful in raising the additional capital and such funding will result in a material and substantial dilution of the equity interests of our current shareholders and such funding will result in a material and substantial dilution of the equity interests of our current shareholders. We do not have any commitments or arrangements with Craig Sizer, our controlling shareholder and former CEO who has already loaned us through his affiliate an aggregate of approximately $3.5 million through March 31, 2014, or with any other person or entity to obtain any such equity capital, and there can be no assurance that the additional financing we require would be available on reasonable terms, if at all. The unavailability of additional financing could require us to delay, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on the Company and its viability and prospects. See also Item 8, Financial Statements and Supplementary.

Cost and Quality Issues Might Arise from Our Dependence on a Third-Party, Sole Source Taiwanese Manufacturer

We currently buy our products from one third-party, sole source supplier who produces our products in its plant in Taiwan. Although we have the right to engage other manufacturers, we have not done so. Accordingly, our reliance on this supplier involves certain risks, including:

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

We May Not Be Able to Compete Effectively

Our closest competition would be Welch Allyn, Braun and Exergen, which markets a line of oral, tympanic and axillary thermometers. They do not have a non-contact thermometer. Each competitor has national distribution and a longer operating history than we do; and Welch Allyn, Braun and Exergen have greater brand name recognition and significantly greater financial, technical and sales, marketing, distribution and research and development resources. We may be unable to compete successfully or remain viable.

Our Research and Development May Be Unsuccessful; Our Next Generation Products May Not Be Developed, or If Developed May Fail to Win Commercial Acceptance

Our business is characterized by extensive research and development, and rapid technological change. Developments by other companies of new or improved products or technologies, especially of thermometers for use by consumers may make our products or proposed products obsolete or less competitive and may negatively impact our net sale. We should, subject to having adequate financial resources (which we currently do not possess), devote continued efforts and financial resources to develop or acquire scientifically advanced technologies, apply our technologies cost-effectively across our product lines and markets and, attract and retain skilled electrical engineering and other development personnel. If we fail to develop new products or enhance existing products, it would have a material adverse effect on our business, financial condition and results of operations.

In order to develop new products and improve current product offerings, we are focusing our research and development programs largely on the development of next-generation models intended for the professional human health care markets, principally with greater accuracy than our current models. If we are unable to develop, launch these products as anticipated, and have them accepted commercially, our ability to expand our market position may be materially adversely impacted. Further, we are investigating opportunities to further expand our presence in, and diversify into, medical treatment technologies and other medical devices. Expanding our focus beyond our current business would be expensive and time-consuming. There can be no assurance that we will be able to do so on terms favorable to us, or that these opportunities will achieve commercial feasibility, obtain regulatory approval or gain market acceptance. A delay in the development or approval of these technologies or our decision to reduce our investments my adversely impact the contribution of these technologies to our future growth.

We May Be Unable to Develop Next Generation Products If We Cannot Hire Electrical/Bio-Medical Engineers

Our business depends on our ability to hire and retain engineers and others with highly specialized skills and experience. We need to hire qualified engineers to implement the electro-optics design, electronic circuitry and software design necessary for our next generation thermometers. Many electrical engineers and technicians obtain post-graduate or professional degrees, and the increased educational time required at the post-graduate level further restricts the pool of engineers and technicians available for employment. Our success also depends in large part upon our ability to attract and retain qualified management, marketing and sales personnel. There can be no assurance that we will be successful in hiring or retaining such qualified personnel. If we are not able to hire and retain qualified people to fill these positions, our competitive position would be adversely affected, which would have a material adverse effect on our business, financial condition and results of operations.

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

Product Shortages May Arise if Our Contract Manufacturer Fails to Comply With Government Regulations

Medical device manufacturers are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with its Qualify System Regulation requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the Federal Medical Device Reporting regulations require a manufacturer to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through period inspections by the FDA. Our sole source manufacturer and supplier is International Standards Organization (“ISO”) certified, but if it were to fail to adhere to quality system regulations or ISO requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition and results of operations.

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

We May Be Unable to Replace Current Management

Our success is dependent upon the active participation of our Management, Messrs. Keith Houlihan and David C. Langle, and we have entered into employment/consulting agreements with them which expire on December 31, 2015 and 2014, respectively. However, we do not maintain any "key man" insurance on either of their lives. In the event we should lose the services of either of these people, our business would suffer materially. There can be no assurance that we would be able to employ qualified person(s) on acceptable terms to replace them.

Management Actions Could Cause Substantial Dilution and Stock Price Declines and Discourage a Takeover

Our Company is effectively controlled by management, specifically Messrs. Craig Sizer and Keith Houlihan (“Management”), who collectively and beneficially own approximately 18% of our outstanding common stock and have majority voting rights by virtue of their 35% ownership of our preferred stock. While we intend to pursue the business strategy set forth herein, Management has broad discretion to adjust the application and allocation of our cash and other resources, whether in order to address changed circumstances and opportunities or otherwise. As a result of such discretion, our success is substantially dependent upon their judgment. In addition, Management is able to elect our board of directors and to cause the directors to declare or refrain from declaring dividends, to increase our authorized capital, to authorize one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights holders of our common stock, to issue additional shares of capital stock, to direct the use of all funds available to us, including accelerating change of control payments, and to cause additional shares of common stock to be issued by accelerating the exercisability and termination of outstanding stock options. Any such preferred stock also could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company. Any issuance of common or preferred stock could substantially dilute the percentage ownership of the company held by our then current stockholders and cause a precipitous decline in our stock price. Such concentration of ownership may have the additional effect of delaying, deferring or preventing a change of control of the company. Also, this controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

Management Could Terminate Employment, and Our Operations and Viability Would be Hurt, If We Cannot Fund the 2010 Bonuses and Accrued Salaries Which Were Earned

Our Board of Directors determines whether or not our Management has achieved their milestones for their annual bonuses, with each director abstaining from the determination of his own performance. We are obligated to pay to our management, based on our Board’s determination that our executive officers achieved the mutually agreed milestones for fiscal 2010 set forth in their employment agreements, as amended, cash bonuses aggregating $302,000 (Messrs Sizer and Houlihan – $125,000 each, and O’Hara - $52,000 after pro-ration, 25% of which we have the option to pay to Mr. O’Hara in shares of our common stock). No bonuses were incurred for years 2013 and 2012 since milestones were not met or not established. Additionally, officers of the Company have earned approximately $706,000 in salaries in accordance with their employment contracts. We do not have on hand the cash to fund these bonus obligations, and Mr. Sizer’s affiliates will not make additional advances for that purpose; and there is no assurance we will be able to raise the money to make any such bonus payments. In addition, our net income from operations, if any, would be reduced substantially, and could be eliminated, as a result of this additional bonus expense we incurred for fiscal 2010. We also could be in default under our employment agreements with management if we cannot honor any such obligations, as a result of which any and all of these executives could terminate their employment with us, which would have a material adverse effect on our operations and viability. See Item 11 below, Executive Compensation.

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

A Significant Portion of our Outstanding Shares are Restricted Securities and the Sale of those Shares Will Depress Our Stock Price.

The sale of shares of our common stock which are not registered under the Securities Act, known as “restricted” shares, typically are effected under Rule 144. At April 3, 2014 we had outstanding approximately 7,882,000 shares of restricted common stock. In accordance with the recent amendments to Rule 144, since we formerly were a “shell” company, no shares of our restricted common stock were eligible for sale under Rule 144 until we became subject to the reporting requirements of the Exchange Act, i.e., when this registration statement became effective by operation of law on December 29, 2010, and then such shares could be sold under Rule 144 on and after December 29, 2011 only if during the preceding 12 months we complied with our reporting requirements under the Exchange Act. No prediction can be made as to the effect, if any, that future sales of “restricted” shares of our common stock, or the availability of such shares for future sale, will have on the market price of our common stock or our ability to raise capital through an offering of our equity securities.

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

Period	Annual Base Rent
4/1/2013 - 3/31/2014	$34,848
4/1/2014 - 3/31/2015	$32,955
4/1/2015 - 3/31/2016	$33,938

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

On October 10, 2012, the Company received a cease and desist demand letter from Exergen Corporation (“Exergen”), claiming that the Company infringed on certain patents relating to the Company's non-contact thermometers. On May 21, 2013 Exergen filed a complaint in the U.S. District Court of the District of Massachusetts against the Company and Thermomedics, Inc ( its’ wholly owned subsidiary). On September 3, 2013, the Company filed its answer to Exergens’ complaint and asserted counterclaims and affirmative defenses for non-infringement and invalidity of certain patents. The Company believes the alleged infringement is without merit and will vigorously defend its rights to market and sell the thermometers.

As a result of discoveries of fraud and misrepresentations in the acquisition of Prime Time by the Company, as disclosed in Note 1 to the consolidated financial statements, on March 18, 2014, the Company filed a civil lawsuit against Mark R. Miklos in the Circuit Court for the 11th Judicial Circuit in and for Miami-Dade County, Florida Case No.14007055CA01, alleging breach of contract, fraud in the inducement, fraudulent misrepresentation, unjust enrichment, conversion, breach of fiduciary duty and damages. The company is seeking judgment against the Seller, restitution, rescission of the Purchase Agreement and Employment Agreement and return of all moneys paid to the Seller.

On March 19, 2014 the Company was served with a lawsuit filed by Mark Miklos against the Company and Anovent, Inc. in the Circuit Court for the 13th Judicial Circuit in and for Hillsborough County, Florida Case No. 14-CA-2520 DIV K, alleging the following: breach of the Employment Agreement entered into with the Company; improper notice of termination; breach of the Short Term Note for $850,000; breach of Promissory Notes A and B for $500,000 each, and further includes an action to foreclose a security interest in personal property and intangibles as a result of the alleged defaults of the Notes and rights under the Security Agreement. The Company believes there is no merit to Mr. Miklos’ lawsuit and intends to defend itself aggressively.

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

Fiscal year Ending December 31, 2014:	High	Low
First Quarter	$1.48	$0.64
Fiscal Year Ending December 31, 2013:
Fourth Quarter	4.75	0.45
Third Quarter	24.00	1.00
Second Quarter	39.50	10.30
First Quarter	19.80	8.00

Fiscal Year Ending December 31, 2012:	High	Low
Fourth Quarter	$17.10	$15.00
Third Quarter	24.30	24.30
Second Quarter	19.90	19.90
First Quarter	50.10	50.10

On April 11, 2014, the last sale price of our common stock as reported on the OTC Markets was $ 1.05 per share. At April 11, 2014 we had approximately 1,628 record shareholders of our common stock

Dividends

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

Recent sales of unregistered securities

In October and November 2013 in connection with a Securities Purchase Agreement and convertible promissory note (“Note”) in the principal amount of $125,000, the Company converted the Note into a total of 3,220,786 shares of the Company’s common stock at conversion prices of $0.03 and $0.04 per share. The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On October 25, 2013, in connection with two (2) Securities Purchase Agreements and convertible promissory notes (“Notes”) in the total principal amount of $120,250, the Company converted the Notes into a total of 3,250,000 shares of the Company’s common stock at a conversion price of $0.037 per share. . The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On November 20, 2013, pursuant to a portion of Convertible Note due to CLSS originally at $367,000, the Company converted $180,000 portion of the Note into a total of 6,000,000 shares of the Company’s common stock at a value of $0.03 per share.

On December 2, 2013, in connection with a Securities Purchase Agreement and convertible promissory note in the principal amount of $50,000, the Company converted the note into a total of 1,600,000 shares of the Company’s common stock at a conversion price of $0.03 per share. . The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On January 28, 2014 in exchange for a reduction of debt of the Company owed to CLSS Holdings for a share price of $0.10 per share, the Company issued 3,142,278 shares of restricted common stock to various existing individual shareholders designated by the owner of CLSS Holdings.

On February 28, 2014, the Company issued 97,656 shares of common stock to two (2) parties as commissions on the TCA Global financing. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

Through March 28, 2014, the Company issued a total of 708,466 shares of restricted common stock to three (3) companies in connection with the conversion of convertible debt held. The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On March 28, 2014 the Company issued 134,454 shares of common stock as payment of advisory fee to TCA Global in connection with the TCA lending facility. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

This item is not applicable because registrant is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

We design, develop and market medical diagnostic equipment for healthcare providers. We are capitalizing on the growing trend of expanded hospital caregivers, assisted living and long term care. We are focused on delivering improved outcomes and preventative practices to control healthcare costs while being an innovative bridge between the healthcare provider and their patient.

Caregiver® Thermometer is the first clinically validated non-contact thermometer for the healthcare providers market, which include hospitals, physician’s offices, medical clinics and nursing homes and other long-term care institutions and acute care hospitals. Thermomedics line of Professional Non-Contact Thermometers ( Caregiver® ) is the first of its kind. Our Caregiver® thermometer with TouchFree™ technology is less likely to transmit infectious disease than those devices that require even a minimum of contact.

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

•
Current inventory levels – we have approximately 2,200 units remaining as of December 31, 2013. We are attempting to sell the remaining units as quickly and efficiently as possible in order to make room for our second generation professional product.

•	Product life cycles –We are marketing our Caregiver line of thermometers

Stock-Based Compensation

The Company applies the fair value method of Accounting Standards Codification (“ASC”) 718, Share Based Payment, in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. As the Company does not have sufficient, reliable and readily determinable values relating to its common stock, the Company has used the stock value pursuant to its most recent private sale of stock for purposes of valuing stock based compensation. The Company believes that the market price of the Company's stock is not indicative of value as the stock is not widely held and trades infrequently.

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company's evaluation was performed for the tax years ended December 31, 2013 and 2012. The Company’s tax returns for the years 2010 through 2013 remain subject to examination by tax jurisdictions as of December 31, 2013.

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Year Ended December 31,
	2013	2012
Net sales revenue	100.0%	100.0%

Costs and expenses:
Cost of goods sold	22.4	60.0
General and administrative	435.6	998.4
Research and development	42.3	160.2
Stock compensation	286.9	484.1
Depreciation and amortization	3.6	9.7
	790.8	1,652.5

Loss from operations	(690.8)	(1,612.4)

Other income (expense):
Amortization of debt discount	(172.1)	-
Derivative expense	(15,757.7)	-
Unrealized gain on fair value of derivatives	15,725.6	-
Loss on write-down of disposed patents	(5.7)	-
Loss on rescission	(678.7)	-
Interest income	-	14.3
Interest expense	(56.2)	(262.2)

Loss before provision for income taxes	(1,635.6)	(1,860.4)
Provision for income taxes	—	—

Net loss	(1,635.6)%	(1,860.4)%

Results of Operations

Year Ended December 31, 2013 compared to the year Ended December 31, 2012

Revenues: Revenues for the year ended December 31, 2013 were approximately $264,000 as compared to approximately $96,000 for the year ended December 31, 2012, an increase of 172%. This increase is attributable to the continued sales and launching of our new professional models.

Cost of Revenues: Cost of revenues, which consist of product, shipping and other costs totaled approximately $59,000 for the year ended December 31, 2013 as compared to $57,000 of such costs during the same period in 2012. This marginal change in cost of revenues reflects the lower unit prices of the new professional models.

Gross Profit: Gross profit was approximately $205,000 for the year ended as compared to a gross profit of approximately $38,000 for the year ended December 31, 2012. The 2013 increase of $167,000 was primarily the result of the lower unit prices of the new professional models.

Operating Expenses: Operating expenses consist of general and administrative expenses, stock compensation, depreciation and amortization and research and development. For the year ended December 31, 2013, operating expenses totaled approximately $2.1 million as compared to approximately $1.6 million for the same period in 2012. The approximate $.5 million increase (28.6%) was primarily a result of increased professional fees and additional stock compensation expense of approximately $.4 million (-76.5%).

Net Loss: Net loss for the year ended December 31, 2013 was approximately $4.3 million compared to approximately $1.8 million for the year ended December 31, 2012, an increase of approximately $2.5 million (143.0%) primarily as a result of the, loss from rescission and write-off the prior Prime Time Medical acquisition $1.8 million and impact from operating expenses as described above.

Financial Condition

December 31, 2013 compared to December 31, 2012

Assets. At December 31, 2013 our total assets increased by approximately $16,000 or 17.0%, to approximately $106,000. This was primarily attributable to increases of approximately $ 11,000 in accounts receivable and $37,000 in inventory offset by depreciation and patent write-down of approximately $24,000 and the use of $17,000 in cash.

Liabilities. At December 31, 2013, our total liabilities increased by approximately $2 million or 61.0%, to approximately $5.3 million, attributable primarily to the increase of derivative liabilities embedded in convertible debt of approximately $1.1 million , $.5 million from increased borrowings and related interest from an affiliate of Craig Sizer, our former Chairman and CEO and principal shareholder and Keith Houlihan, our President into equity, and $.5 million accrual for contingencies on rescission of Prime Time Medical prior acquisition.

Stockholders’ Deficit. At December 31, 2013, our stockholders’ deficit increased by approximately $2 million, or 61.9%, to approximately $5.2 million, primarily due to our net loss of approximately $4.3 million offset by an increase of approximately $2.4 million in paid-in capital resulting from the issuance of stock to consultants, the Prime Time Medical acquisition and from the conversion of third party debt.

Liquidity and Capital Resources

At December 31, 2013, our cash on hand was approximately $10,000. At April 11, 2014, our cash on hand was approximately $125,000.

Since our inception in 2009, we obtained our liquidity principally from approximately $3.5 million principal amount of cash advances from an affiliate of Craig Sizer, our former Chairman and CEO and one of our principal shareholders. The Company has executed promissory notes and advances totaling approximately $1.4 million as of December 31, 2013, with CLSS Holdings, LLC (“CLSS”). Each note (a) bears annual interest of between 7.5 and 9.0 (20% upon the occurrence, and during the continuance, of an event of default), is convertible into our common stock at a fixed conversion price of between $0.25 and $0.50, and is not pre-payable by us, and (b) is subject to a security agreement under which all of our assets secure our loan repayment obligation. All of the notes mature March 15, 2015. The maturity dates of these notes have been extended by CLSS in the past, but there is no assurance that these will be further extended.

Although we intend to increase our revenue by engaging in more aggressive sales, marketing and advertising activity designed to increase awareness of our products, we still need substantial additional capital to finance our business activities on an ongoing basis, as our revenue is insufficient to fund our operations.

During 2012 we raised $330,500 in a private placement and have engaged a broker-dealer and member of FINRA to assist us in raising additional funding. However, there are no assurances we will be successful in raising the additional capital and such funding will result in a material and substantial dilution of the equity interests of our current shareholders. At March 31, 2014, we had approximately $125,000 in cash on hand; and unless and until we receive additional financing from third parties, which we may never achieve, in the absence of on-going cash infusions on an as needed basis by Mr. Sizer’s affiliate we would be unable to continue to operate.

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

Summary of Cash Flow for the year ended December 31, 2013 and 2012

Our cash flows for the years ended December 31, 2013 and 2012, were as follows:

	Years Ended December 31,
	2013	2012
Net cash (used) by operating activities	$(1,208,514)	$(692,556)
Net cash (used) by investing activities	$(540,000)	$-
Net cash provided by financing activities	$1,731,991	$718,640

Operating Activities

Our total cash used by operating activities decreased by approximately $516,000 or 74.5% to approximately $1,208,000 for the year ended December 31, 2013, compared to approximately $693,000 for the year ended December 31, 2012. The increase is primarily due to the increases in accounts receivable, inventory, officer salary accruals and accounts payable compared to the year ended December 31, 2012.

Investing Activities

Our total cash used by investing activities increased by approximately $540,000, or 100% for the year ended December 31, 2013, compared to approximately $ -0- for the year ended December 31, 2012 because of the cash funds paid for the Prime Time Medical acquisition which was subsequently rescinded.

Financing Activities

Our total cash provided by financing activities increased by approximately $1 million, or 141%, to approximately $1,7 million for the year ended December 31, 2013, compared to approximately $719,000 for the year ended December 31, 2012. The increase is primarily due to approximately $883,000 raised from the issuance of convertible notes with 3rd parties and approximately $849,000 borrowed from an affiliate of Craig Sizer, our former Chairman and CEO and principal shareholder.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sanomedics International Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sanomedics International Holdings, Inc. and Subsidiaries (the “Company”), as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanomedics International Holdings, Inc. and Subsidiaries, as of December 31, 2013 and 2012, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mallah Furman
Miami, Florida
April 15, 2014

Sanomedics International Holdings, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012

Assets

Current Assets
Cash	$9,560	$26,084
Accounts receivable, net	19,225	8,117
Inventories	39,060	2,171
Prepaid expenses	612	-

Total Current Assets	68,457	36,372

Fixed assets, net	12,562	17,049

Patents, net	16,816	36,796

Deposits	7,999	-

	24,815	36,796

Total Assets	$105,834	$90,217

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued salaries payable	$705,569	$1,290,516
Accounts payable and other liabilities	264,848	243,836
Accrued interest payable	362,284	217,001
Accrual for contingencies on rescission	500,000	-
Convertible notes payable, net of discount, current portion	300,762	4,688
Derivative liabilities	1,070,728	40,697
Due to related parties	152,588	65,738
Notes payable - related parties net of discount, current portion	-	1,379,427

Total Current Liabilities	3,356,779	3,241,903

Notes payable - related parties net of discount, net of current portion	1,873,123	-
Convertible notes payable, net of discount, net of current portion	-	12,500

Total Liabilities	5,229,902	3,254,403

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.001 par value: 1,000 shares authorized, issued and
outstanding as of December 31, 2013 and 2012, respectively	1	1
Common stock, $0.001 par value: 250,000,000 shares authorized,
4,545,119 and 2,040,359 issued and outstanding as of December 31, 2013 and 2012, respectively.	4,545	2,040
Additional paid in capital	8,118,299	5,767,055
Stock subscription receivable	(20,000)	(20,000)
Accumulated deficit	(13,226,913)	(8,913,282)

Total Stockholders’ Deficit	(5,124,068)	(3,164,186)

Total Liabilities and Stockholders' Deficit	$105,834	$90,217

See accompanying notes to consolidated financial statements

Sanomedics International Holdings, Inc.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2013	2012

Revenues, net	$263,745	$95,376

Cost of goods sold	59,149	57,215

Gross profit	204,596	38,161

Operating expenses
General and administrative	1,148,995	952,214
Stock compensation	756,553	461,720
Research and development	111,500	152,825
Depreciation and amortization	9,468	9,278

Total operating expenses	2,026,516	1,576,037

Loss from operations	(1,821,920)	(1,537,876)

Other income (expense)
Amortization of debt discount	(453,894)	(17,188)
Derivative expense	(41,560,208)	-
Change in fair value of derivatives	41,475,586	-
Loss on writedown of disposed patents	(15,000)	-
Loss on rescission	(1,790,000)	-
Interest expense	(148,195)	(232,881)
Other income	-	13,615

Total other expense	(2,491,711)	(236,454)

Net loss before income taxes	(4,313,631)	(1,774,331)
Income taxes	-	-

Net loss	$(4,313,631)	$(1,774,331)

Net income loss per share - basic and diluted	$(2.65)	$(1.17)

Weighted average number of shares outstanding during the year - basic and diluted	1,629,203	1,514,572

See accompanying notes to consolidated financial statements

Sanomedics International Holdings, Inc.
Consolidated Statement of Changes in Stockholders' Deficit

	Preferred Stock, $.001 Par Value		Common Stock, $.001 Par Value		Additional Paid in	Stock Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance December 31, 2010	1,000	$1	1,363,594	$1,364	$1,439,036	$(20,000)	$(3,830,276)	$(2,409,875)
Vesting of options to purchase common stock					143,296			143,296
Stock issued to consultant ($1.50 per share)			300	0	4,500			4,500
Stock issued to consultants ($2.50 per share)			62,000	62	1,549,938			1,550,000
Issuance of warrants to purchase common stock					5,329			5,329
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(3,308,675)	(3,308,675)
Balance December 31, 2011	1,000	1	1,425,894	1,426	3,142,099	(20,000)	(7,138,951)	(4,015,425)
Vesting of options to purchase common stock					147,396			147,396
Issuance of common stock for cash ($2.50 per share			13,220	13	330,487			330,500
Stock issued to consultants ($2.50 per share)			5,500	6	137,495			137,500
Issuance of warrants to purchase common stock					176,864			176,864
Conversion of debt to common stock			595,745	597	1,757,714			1,758,311
Computed debt discount on convertible notes					75,000			75,000
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(1,774,331)	(1,774,331)
Balance December 31, 2012	1,000	1	2,040,359	2,040	5,767,055	(20,000)	(8,913,282)	(3,164,186)
Stock issued to consultants ($1.15 per share)			5,000	5	57,495			57,500
Issuance of stock option to purchase common stock					147,210			147,210
Stock issued to consultants ($1.25 and $1.50 per share)			10,090	10	131,831			131,843
Stock issued for investor relations at par			600,000	600	5,400			6,000
Stock issued for Prime Time acquisition			53,125	53	749,947			750,000
Stock issued to related party
to extend maturities on notes payable			300,000	300	419,700			420,000
Computed debt discount on convertible notes					212,961			212,961
Conversion of debt to common stock, net of derivative			1,536,545	1,537	626,698			628,235
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	(4,313,631)	(4,313,631)

Balance December 31, 2013	1,000	$1	4,545,119	$4,545	$8,118,299	$(20,000)	$(13,226,913)	$(5,124,069)

See accompanying notes to consolidated financial statements

Sanomedics International Holdings, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,313,631)	$(1,774,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,468	9,278
Stock compensation	756,553	461,760
Amortization of debt discount on convertible notes	453,894	17,188
Derivative expense	41,560,208	-
Change in fair value of derivative liabilities	(41,475,586)	-
Loss on writedown of disposed patents	15,000	-
Loss on rescission	1,290,000	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(11,108)	(5,364)
Inventories	(36,889)	36,130
Prepaid expenses	(612)	-
Deposits	(7,999)	-
Bank overdraft	-	(4,522)
Accrued salaries payable	118,393	215,385
Accounts payable and other liabilities	128,161	84,273
Accrued interest payable	145,284	232,860
Accrual for contingencies on rescission	500,000	-
Due to related parties	86,850	34,787
Net Cash Used In Operating Activities	(782,014)	(692,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on acquisition of investment	(540,000)	-
Net Cash Used In Investing Activities	(540,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	539,490	275,640
Sale of common stock	-	330,500
Proceeds from convertible notes payable	766,000	112,500
Net Cash Provided By Financing Activities	1,305,490	718,640

Net change in cash	(16,524)	26,084

Cash - beginning of year	26,084	-

Cash - end of year	$9,560	$26,084

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income taxes	$-	$-

Interest	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for conversion of debt,	$847,196	$1,833,310
Common stock issued for acquisition	$750,000	$-
Accrued salaries payable converted to convertible promissory note payable-officer	$703,339	$-

See accompanying notes to consolidated financial statements

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Sanomedics International Holdings, Inc. (the “Company”) formerly Grand Niagara Mining and Development Co, Inc. ("Grand Niagara") was originally incorporated in the state of Idaho in 1955 and re-domiciled in the state of Delaware on April 6, 2009. The Company designs, develops, markets and distributes non-invasive infrared thermometers principally for healthcare providers.

Rescission of Prime Time Medical, Inc.

On August 30, 2013, the Company acquired a 100% interest and assumed full financial and operational control of Prime Time Medical Inc. (“Prime Time”) pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Prime Time and Mark R. Miklos (“Miklos”), the sole equity holder and seller of Prime Time for a total purchase price of $3,100,000, subject to certain adjustments. The purchase price consisted of a combination of $1,350,000 in cash, promissory notes of $1,000,000 and shares of the Company’s restricted common stock with a value of $750,000.

After assuming control, the Company discovered that the Seller failed to disclose that there were on-going audits with respect to Prime Time’s Medicare and Medicaid billings for periods prior to the consummation of the transaction. These audits have escalated and, as a result, Prime Time can no longer invoice Medicare and Medicaid for any products or services and be paid for such products and services until the outcome of the audits which could last at least two years.  Also, as a result of other Medicare and Medicaid audits for periods prior to the consummation of the transaction, Medicare and Medicaid are demanding payments for products that Prime Time was paid prior to the closing of the transaction that were improper. It is estimated that Prime Time may owe Medicare and Medicaid up to $500,000 in improper payments and at least another $500,000 in accounts receivable that will not be paid to Prime Time pending the outcome of the audits.

On March 13, 2014, after discovering numerous material differences between financial statements reproduced by the Company and the financial statements provided by Miklos in connection with the Stock Purchase Agreement, coupled with the foregoing events and Medicare and Medicaid’s constraint on Prime Time’s business and payment stream, the Board of Directors of the Company determined that the business could no longer survive and thus opted to pursue a rescission of the completed transaction with Prime Time. In connection with the contemplated rescission recorded a loss on rescission of $1,790,000 from its investment and advances in Prime Time in the accompanying consolidated statements of operation for the year ended December 31, 2013.  The accompanying consolidated balance sheets as of December 31, 2013 also reflect an accrual for payments related to the rescission of $500,000 paid subsequently.

The Company concluded that the Stock Purchase Agreement was not legally consummated and therefore consolidation was not appropriate. Consequently, the Company should not have presented Prime Time in its consolidated financial statements for the quarter ended September 30, 2013 filed with the SEC on Form 10-Q dated November 21, 2013. Additionally, the Company evaluated the materiality of the impact of the consolidation of Prime Time in the Company’s consolidated financial statements at September 30, 2013 and for the three and nine months ended September 30, 2013 and determined that the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 will be amended accordingly. There was no impact to any other period previously presented.

On March 18, 2014, the Company filed a lawsuit against Miklos alleging breach of contract, fraud in the inducement, fraudulent misrepresentation, unjust enrichment, conversion, breach of fiduciary duty and damages.  The Company is seeking judgment against the Seller, restitution, rescission of the Stock Purchase Agreement and Employment Agreement and return of all monies and stock paid to the Seller.

On March 19, 2014 the Company was served with a lawsuit filed by Miklos against the Company and Anovent, Inc., alleging breach of the Employment Agreement entered into with the Company, improper notice of termination, and other action to foreclose a security interest in personal property and intangibles as a result of the alleged defaults under the Security Agreement. The Company believes there is no merit to the Miklos lawsuit and intends to defend itself aggressively.

The rescission was disclosed on the Company’s current report on Form 8-K filed on March 28, 2014.

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

Cash

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

Revenue from sales of the Company’s products is recorded when title and risk of loss have passed to the buyer and criteria for revenue recognition is met. The Company sells its products to  resellers and healthcare providers upon receipt of a written order. The Company has a limited return policy for defective items that requires that they give the Company notice within 30 days after receipt of the product, however such risk is passed to the manufacturer and therefore, the Company recognizes revenue at the time of delivery without providing any reserve. For sales made by any large account with a right to return unsold items the Company either provides for a reserve for the estimated amount of unsold items, if it can reasonably estimate such returns, or records revenue only when the account provides definitive sales information.

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

Reserves for Warranty

The Company records a reserve at the time product revenue is recorded based on historical rates. The reserve is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line. The warranty reserve was $1,000 at December 31, 2013 and 2012.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2013 and 2012 were $25,432 and $14,147, respectively.

Shipping and Handling

Costs incurred by the Company for shipping and handling are included in costs of revenues. Shipping and handling cost for the years ended December 31, 2013 and 2012 were $16,194 and $10,077, respectively.

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company's evaluation was performed for the tax years ended December 31, 2013 and 2012. The Company’s tax returns for the years 2010 through 2013 remain subject to examination by tax jurisdictions as of December 31, 2013.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Expense

Costs related to research and development, which primarily consists of salaries and benefits, stock compensation and consulting fees, are charged to expense as incurred

Patents

We capitalize external cost, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense cost associated with maintaining and defending patents subsequent to their issuance in the period incurred. We amortize capitalized patent cost for internally generated patents on a straight-line basis over ten years, which represents the estimate useful lives of the patents. The ten year estimated useful life for internally generated patents is based on our assessment of such factors as: the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time, and the length of license agreements for such patents. We assess the potential impairment to all capitalized net patent cost when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable. For the years ended December 31, 2013 and 2012 patents costs, net of amortization of $17,957 and $12,977, respectively, totaled $16,816 and $36,796, respectively and are included in other assets in the accompanying consolidated balance sheets. For 2013 there was an impairment writedown of $15,000 of the patents.

Derivatives

The Company used the Monte Carlo simulation pricing model to determine the fair value of the derivative liability related to embedded conversion features included in the related party convertible note-officer and convertible promissory notes. The Company derived the fair value of the embedded conversion features using the common stock price, the exercise price of the embedded stock, the risk-free interest rate, the historical volatility, and the Company's dividend yield. The Company does not have sufficient historical data to use its historical volatility; therefore the expected volatility is based on the historical volatility of comparable companies. The Company developed scenarios to take into account estimated probabilities of future outcomes. The fair value of the embedded conversion liabilities is classified as Level 3 within the Company's fair value hierarchy.

Convertible Debt

Convertible debt is accounted for under ASC 470, Debt – Debt with Conversion and Other Options. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Monte Carlo andBlack-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of following ASC Topic 718, Share Based Payment, except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, Earning per Share, which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) before and after discontinued operations, by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per share excludes all dilutive potential shares as their effect is anti-dilutive. For the year ended December 31, 2013 and 2012, outstanding stock options, warrants, and shares issuable upon conversion of convertible notes were anti-dilutive because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share. Potentially dilutive shares of 1.6 million and 1.3 million, respectively, have been excluded from the denominator in the computation of diluted EPS for the year ended December 31, 2013 and 2012, respectively, because they are anti-dilutive.

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

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

 In July 2013, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update amends ASC 740 to require that in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

 In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. When adopted, this ASU will not have a material impact on the Company’s Consolidated Financial Statements as it only impacts the timing of when the Company is required to perform the two-step impairment tests of its indefinite-lived intangible assets other than goodwill.

NOTE 2- LIQUIDITY AND GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

The Company currently has limited revenue and is incurring losses. These factors raise substantial doubt about its ability to continue as a going concern. Throughout 2013 and 2012 management has financed the Company's operations principally through loans from an affiliate of the Company’s former CEO, who is also one of the principal shareholders and through the issuance of convertible debt instruments in which the Company raised approximately $540,000 during 2013. Additionally on January 9, 2014 the Company borrowed $1 million from a senior secured loan facility with TCA Global Credit Master Fund, LP for working capital purposes (see Note 12).

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – LIQUIDITY AND GOING CONCERN (continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing in addition to those funds provided by the former CEO’s affiliate and attain profitable operations. However, management cannot provide any assurances that the Company will be successful in completing further financing and accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – FIXED ASSETS, NET

Fixed assets, net consist of the following:

	December 31,	December 31,
	2013	2012
Furniture and equipment	$27,715	$27,715
Less accumulated depreciation	15,153	10,666
	$12,562	$17,049

Depreciation expense for the years ended December 31, 2013 and 2012 was $4,488 and $4,301, respectively.

NOTE 4 – NOTES PAYABLE -RELATED PARTY

Notes payable to related parties consists of the following:

	December 31, 2013	December 31, 2012
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on March 30, 2015 (A)(C)	$50,000	$181,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 9% per annum, due and payable on March 30, 2015 (A)(B)(C)	66,750	367,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2011. Note accrues interest at 9% per annum, due and payable on March 30, 2015 (A)(C)	95,000	220,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 8.0% per annum, due and payable on March 30, 2015 (A)	334,787	334,787
Convertible Promissory Note - Officer dated June 17, 2013. Note accrues interest at 9% per annum, due and payable on March 30, 2015 , net of discount of $502,385(A)(E)	200.954	-

Total Notes	747,491	1,102,787
Other advances from CLSS Holdings, Inc, LLC, not evidenced by a promissory Note (D)	1,125,632	276,640
	1,873,123	$1,379,427
Less: Current portion	-	1,379,427
	$1,873,123	$-

The secured convertible promissory notes above are collateralized by substantially all the assets of the Company and are convertible, at the holder's option, into common shares of the Company at a fixed conversion price ranging from $0.25 to $0.50 per share. CLSS Holdings, LLC is wholly owned by the Company's former CEO who also is a principal shareholder of the Company.

(A) On August 13, 2013, the Company and an affiliate of the Company’s former CEO agreed to extend the maturity dates of the remaining Secured Promissory Notes to mature on March 31, 2015. As consideration for this extension the Company issued 300,000 shares of common stock valued at $0.03 per share to the affiliate.

(B) On November 20, 2013, convertible notes totaling $180,000 were converted into shares of common stock at a conversion prices of $0.03. In connection with this conversion the Company issued 600,000 shares of common stock on November 21, 2012.

(C) During 2013, $556,250 was assigned to four (4) third parties, which subsequently converted to 1,533,632 shares of common stock see Notes 6 and 9.

(D) On February 21, 2014 the Company memorialized the advances from CLSS Holdings into various convertible promissory notes, accruing interest at 9% and mature March 1, 2016.

(E) This  note is convertible at a conversion price equal to the discount in the average of the lowest three closing bid prices of the common stock during the 10 day trading days prior to conversion. The embedded conversion features resulted in a derivative liability which has been measured using the Monte Carlo valuation method at December 31, 2013.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Third party convertible notes payable consists of the following:

	December 31,	December 31,
	2013	2012

Convertible promissory note with interest at 9% per annum, convertible into common shares at fixed price of $0.50 per share. Matures on August 24, 2014, net of unamortized discount of $37,500 and $62,500, respectively.	$37,500	$12,500

Seven (7) convertible promissory notes with interest ranging from 6% to 12% per annum, convertible into common shares at prices ranging from 10% to 50% discount to defined market prices. Maturity ranging from August 6, 2013 through October 25, 2014, net of unamortized discounts of $229,907 and $32,812, respectively (B).	151,519	4,688

Two (2) convertible promissory notes with interest at 12% per annum (zero interest first 90 days) plus a 10% original discount interest, convertible into common shares at a conversion price per share of 30% discount to a defined market price. Matures on June 16, and December 9, 2014, net of unamortized discount of $97,587 (A).	111,743	-

	300,762	17,188
Less current portion	(300,762)	(4,688)
Long-term portion of convertible debt	$-	$12,500

(A) These convertible promissory notes are generally convertible at a conversion price equal to the discount to the average of the lowest three closing bid prices of the common stock during the 10 trading days prior to conversion. The embedded conversion features resulted in a derivative liability which has been measured using the Monte Carlo valuation method at December 31, 2013.

(B) Four of these promissory notes are generally convertible at a conversion price equal to the discount to the average of the lowest three closing bid prices of the common stock during the 10 trading days prior to conversion. The embedded conversion features resulted in a derivative liability which has been measured using the Monte Carlo valuation method at December 31, 2013.

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company allocated $828,906 and $112,500 of the derivative liability as discounts against the convertible notes . The discounts are being amortized to interest expense over the term of the notes using the effective interest method. The Company recorded $453,894 and $17,188 of interest expense pursuant to the amortization of the note discounts during the years ended December 31, 2013 and 2012, respectively.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DERIVATIVE LIABILITIES

The Company analyzed the related party convertible note-officer and convertible promissory notes referred to in Notes 4 and 5 based on the provisions of ASC 815-15 and determined that the conversion options of the convertible notes qualify as embedded derivatives.

For the derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date The Company estimates the fair value of the embedded derivatives using a Monte Carlo simulation valuation model that combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, probability of a change of control and the trading information of our common stock into which the notes are convertible, as appropriate to value the derivative instruments at inception and subsequent valuation dates and the value is reassessed at the end of each reporting period, in accordance with FASB ASC Topic 815-15.

Based on the Monte Carlo simulation, the fair value upon inception of the embedded derivatives were determined to total $42,546,315 and recorded as derivative liabilities. The embedded derivatives are revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the consolidated statements of operations.

The Company accounts for the embedded conversion features as derivative liabilities. The aggregate fair value of derivative liabilities as of December 31, 2013 and 2012 amounted to $1,070,728 and $40,697, respectively. The net increase of $1,030,031 in the fair value of the derivative liabilities from 2012 has been reflected as unamortized discount of $686,070 reflected in the convertible notes payable to officer and third parties, the amortization of debt discount of $300,036 and the change in fair value of the derivatives between the respective periods is included in other income (expenses) amounting to $84,622.

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured at fair value on a recurring basis.

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
December 31, 2013	$1,070,728	$-	$-	$1,070,728
December 31, 2012	$40,697	$-	$-	$40,697

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the Year Ended December 31,
	2013	2012
Beginning balance	$40,697	$-
Aggregate fair value of conversion features upon issuance	42,505,617	40,697
Change in fair value of conversion features	(41,475,586)		-
Ending balance	$1,070,728	$40,697

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

Common Stock

In connection with a private placement for $3,000,000 of common equity at a price of $2.50 per share, during 2012, the Company sold 13,220 shares, of which 3,280 shares of such offering were acquired by an affiliate of the former CEO and Chairman, valued at $330,500.  Additionally during 2012 two of the investors were issued a total of 5,500 shares of common stock as consultant fees for services rendered with a fair value of $2.50 per share for stock compensation in the amount of $137,500.

On August 1, 2012, convertible notes owed to an affiliate of the former CEO and Chairman and the current President totaling $1,457,926 and related accrued interest totaling $300,385 were converted into shares of common stock at conversion prices ranging from $0.25 to $0.50.  The Company issued 595,745 shares of common stock on November 5, 2012.

On February 9, 2013, the Company issued a total of 5,000 shares of common stock to two consultant for services valued at $1.15 per share. As a result, the Company recorded stock compensation in the amount of $57,500.

As compensation to consultants, on June 28, 2013, the Company issued a total of 2,590 shares of common stock to a public relations firm as settlement of its services valued at $1.50 per share. As a result, the Company recorded stock compensation in the amount of $38,842. Additionally, on September 5, 2013, Redstone Investment Group, LLC was issued 7,500 shares of common stock for consulting services performed valued at $1.24 per share. As a result, the Company recorded stock compensation in the amount of $93,000.  In aggregate this amounted to 10,090 shares valued at $131,842.

As compensation  for investor relations, on August 12, 2013, pursuant to a portion of convertible notes due to CLSS originally at $220,000 and sold to six (6) third parties by the original holder in the principal amount of $6,000, the Company converted the Note into a total of 600,000 shares of the Company’s common stock and issued to the six (6) parties for investor relation services valued at $6,000. The Company has instructed its transfer agent to place a stop and cancel 125,000 shares for failure of services performed.

On September 3, 2013, the Company issued 53,125 shares of common stock to Mark R. Miklos valued at $750,000 in connection with the acquisition of Prime Time.

On October 29, 2013, the Company’s Board of Directors authorized the issuance of 300,000 shares to CLSS Holdings, LLC, a company wholly owned by a former director and officer of the Company, issued in connection and in partial consideration, for the extension of maturity on certain promissory notes held by the Company in favor of CLSS. The shares were valued at $0.14 per share and recorded as stock compensation amounting to $420,000 in the accompanying consolidated financial statements.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – EQUITY (continued)

Upon conversion of convertible debt into common stock, the following transactions occurred:

On June 11, 2013 and June 28, 2013, in connection with a Securities Purchase Agreement and convertible promissory note in the principal amount of $77,985 the Company converted the note into a total of 2,913 shares of the Company’s common stock at a conversion price of $26.77 per share.

In October and November 2013 in connection with a Securities Purchase Agreement and convertible promissory note (“Note”) in the principal amount of $125,000, the Company converted the Note into a total of 322,079 shares of the Company’s common stock at conversion prices of $0.03 and $0.04 per share.

On September 23, 2013, October 1 and 16, 2013 in connection with a Securities Purchase Agreement and convertible promissory note (“Note”) in the principal amount of $75,000, the Company converted the Note into a total of 126,553 shares of the Company’s common stock at conversion prices ranging from $0.04 to $0.12 per share.

On October 25, 2013, in connection with two (2) Securities Purchase Agreements and convertible promissory notes (“Notes”) in the total principal amount of $120,250, the Company converted the Notes into a total of 325,000 shares of the Company’s common stock at a conversion price of $0.037 per share.

On November 20, 2013, pursuant to a portion of Convertible Note due to CLSS originally at $367,000, the Company converted $180,000 portion of the Note into a total of 600,000 shares of the Company’s common stock at a value of $0.03 per share.

On December 2, 2013, in connection with a Securities Purchase Agreement and convertible promissory note in the principal amount of $50,000, the Company converted the note into a total of 160,000 shares of the Company’s common stock at a conversion price of $0.03 per share.

In aggregate, the totals above amounted to 1,536,545 shares totaling $628,235.

On October 30, 2013, our board of directors approved a 1-for-10 reverse split of our common shares (“Reverse Split”). The Reverse Split became effective on December 23, 2013. As a result of the Reverse Split, each shareholder of record as of May 24, 2011 received one (1) share of common stock for each ten (10) shares of stock they held prior to the Reverse Split. All references to common shares in the consolidated financial statements and accompanying notes to the consolidated financial statements have been retroactively restated to reflect the changes in capital structure resulting from the Reverse Split.

The Company uses the Monte Carlo and Black-Scholes simulation pricing model to determine the fair value of its stock, stock options and warrant issuance. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing stock options, the Company determined the expected volatility factor by comparing itself to the historic volatility of other companies in the same industry. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected term on its stock based compensation. The expected term of the Company’s stock options was based on an estimate of future employee exercises. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The weighted average fair value of stock compensation granted for the periods ended December 31, 2013 and 2012 was $25 and $5, respectively

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – EQUITY (continued)

The fair value was determined based on the assumptions shown in the table below:

	2013	2012
Risk-free interest rate	0.10% - 0.27%	0.98%
Expected dividend yield	0%	0%
Expected volatility	33.39% - 55.5%	100%
Expected life	2 years	2 years
Expected forfeitures	0%	0%
Fair market value of common stock	$0.50-$24.70	$0.50-$5

Stock Options

Pursuant to employment contracts entered into between the Company and its executive officers and consultants the Company granted an aggregate of 10 million options on January 6, 2009 and 1.3 million options on August 18, 2010( 450,000 options which expired in 2013) . Each of the options had a four to five year term with an exercise price of $0.50 per share. These options had a fair value of approximately $689,000, based upon the management assumptions stated below using the Black Scholes model as described above.

On March 7, 2013, the Company granted to its Chief Technology Officer 15,000 seven-year stock options with an exercise price of $0.50 per share. The Company determined that the fair value of the options was approximately $147,000 using the Black Scholes method and recorded as stock compensation in the accompanying consolidated financial statements.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – EQUITY (continued)

The following is a summary of the Company’s stock option activity through December 31, 2013:

	Stock Options	Weighted Average Exercise Price
Outstanding – December 31, 2011	1,137,200	$1.10
Exercisable - December 31, 2011	1,137,200	0.90
Exercised	-	-
Forfeited/Cancelled	(10,000)	-
Outstanding – December 31, 2012	1,127,200	1.10
Exercisable - December 31, 2012	1,127,200	0.90
Granted	150,000	.09
Exercised	-	-
Forfeited/Cancelled	(180,000)	-
Outstanding – December 31, 2013	1,097,200	0.90
Exercisable – December 31, 2013	1,097,200	0.90

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50 to $15.	1,097,200	2.11 Years	$0.90	1,097,200	$0.90

Warrants

In connection with the Company's private placement memorandum dated November 18, 2011, for $3,000,000 of common equity at a price of $2.50 per share, each investor received one warrant to purchase common stock at a strike price of $3.75 for a period of 3 years from the date of the subscription. During 2012, the Company had issued 132,200 warrants pertaining to this memorandum.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2011	25,400	$30.00
Exercisable - December 31, 2011	25,400	30.00
Granted	13,220	37.50
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding – December 31, 2012	38,620	28.80
Exercisable - December 31, 2012	38,620	28.80
Granted	-	12.
Exercised	-	-
Forfeited/Cancelled	(10,000)	-
Outstanding – December 31, 2013	28,620	34.00
Exercisable - December 31, 2013	28,620	34.00

Warrants Outstanding				Warrants Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$15.000 – 37.50	28,620	1.2 Years	$34.00	28,620	$34.00

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2013 and 2012 consists of the following:

	2013	2012
Gross deferred tax assets:
Net operating loss carryforwards	$2,894,420	$1,089,170
Amortization of debt discount	170,800	-
Accrued salaries	860,017	639,902
Accrued interest in convertible notes	259,986	194,700
Total deferred tax assets	4,185,223	1,923,772
Less: valuation allowance	(4,185,223)	(1,923,772)
Net deferred tax asset	$-	-

The actual tax benefit differs from the expected tax benefit (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.5% for State income taxes, a blended rate of 37.63%) as follows:

	2013	2012

Expected tax benefit – Federal	$(1,385,970)	$(570,093)
Expected tax benefit – State	(237,250)	(97,588)
Non-deductible stock compensation	284,691	173,745
Change in fair value of derivatives, net of derivative expense	31,843	-
Meals and entertainment	4,256	2,629
Change in Valuation Allowance	1,302,430	491,307
Actual tax expense (benefit)	$-	$-

The Company has a net operating loss carryforward for tax purposes totaling approximately $5.1 million at December 31, 2013, which begin to expire in 2033. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation:

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

On October 10, 2012, the Company received a cease and desist demand letter from Exergen Corporation (“Exergen”), claiming that the Company infringed on certain patents relating to the Company's non-contact thermometers. On May 21, 2013 Exergen filed a complaint in the U.S. District Court of the District of Massachusetts against the Company and Thermomedics, Inc ( its’ wholly owned subsidiary). On September 3, 2013, the Company filed its answer to Exergens’ complaint and asserted counterclaims and affirmative defenses for non-infringement and invalidity of certain patents. The Company believes the alleged infringement is without merit and will vigorously defend its rights to market and sell the thermometers.

As a result of discoveries of fraud and misrepresentations in the acquisition of Prime Time, as disclosed in Note 1 on March 18, 2014, the Company filed a lawsuit against Mark R. Miklos in Miami-Dade County, Florida Case No.14007055CA01, alleging breach of contract, fraud in the inducement, fraudulent misrepresentation, unjust enrichment, conversion, breach of fiduciary duty and damages. The company is seeking judgment against the Seller, restitution, rescission of the Purchase Agreement and Employment Agreement and return of all moneys paid to the Seller.

On March 19, 2014 the Company was served with a lawsuit filed by Mark Miklos against the Company and Anovent, Inc. in Hillsborough County, Florida Case No. 14-CA-2520 DIV K, alleging the following: breach of the Employment Agreement entered into with the Company; improper notice of termination; breach of the Short Term Note for $850,000; breach of Promissory Notes A and B for $500,000 each, and further includes an action to foreclose a security interest in personal property and intangibles as a result of the alleged defaults of the Notes and rights under the Security Agreement. The Company believes there is no merit to Mr. Miklos’ lawsuit and intends to defend itself aggressively.

Employment and Consulting Agreements:

The Company signed employment agreements with three other executive officers: the President, the Chief Operating Officer and its former Chief Technology Officer. Each agreement is for three years effective January 1, 2009, unless terminated, and provides for a base salary which escalates based on time and the satisfaction of certain milestones. All salaries of these executives are deferred until such time as the Company receives financing and or there is a change of control. As of December 31, 2013, the Company has deferred approximately $706,000 in salaries, bonuses and consulting fees as a result of these agreements in the accompanying consolidating financial statements.

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

On January 6, 2013, the Company entered into a Consulting Agreement with Langle Business Consulting Inc., a company for which David C. Langle is the owner and President, which memorialized the employment of Mr. Langle as its Chief Financial Officer on a part-time basis. Pursuant to the agreement, the consultant will receive $5,000 per month, which shall be increased to $7,000 per month on the earlier of April 2013 or when the Company closes a financing of at least $1,000,000

On March 7, 2013 the Company entered into a consulting agreement with their former CEO and a major shareholder of the Company. The agreement is for one year and provides for the issuance of 250,000 shares of common stock as payment for unpaid services performed prior to the agreement and, during the term of the agreement cash compensation of $12,500 per month plus the issuance of 250,000 shares of common stock at March 6, 2014 or the earlier termination of the agreement

Rental:

On March 19, 2013 the Company moved its offices and entered into a new lease agreement to occupy approximately 1,200 square feet of office space. The lease provides for monthly base rent of $2,667 effective on April 1, 2013 and increases to $2,746 on April 1, 2014. The lease expires on March 31, 2016.

Minimum lease commitments over the next five years are as follows:

Year Ended	Amount
2014	$35,381
2015	33,693
2016	8,485

Totals	$77,558

NOTE 10 – SEGMENT REPORTING AND SIGNIFICANT CONCENTRATIONS

The Company currently operates in one reporting segment, the sale of non-contact thermometers; therefore, no segment data is provided.

Significant Concentrations

For the year ended December 31, 2012, three customers accounted for 92% of the Company’s revenues. At December 31, 2013, the same three customers accounted for 99% of accounts receivable.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY DISCLOSURE

During 2013 and 2012, the Company paid accounting fees to the firm of Koutoulas & Relis LLC aggregating $-0- and $30,097, respectively. The accompanying 2013 and 2012 consolidated balance sheets includes approximately $24,000 and $63,500, respectively in accounts payable as owed to Koutoulas & Relis LLC. Approximately $40,000 was disputed by the Company during 2013 and accordingly, written off. Mr. Steven L. Relis, our former Chief Financial Officer and Controller whom resigned as of December 31, 2012, is a member of that accounting firm.

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

The accompanying consolidated balance sheets for 2013 and 2012 reflect accrued interest on notes payable due an affiliate of the former CEO of $265,923 and $217,001, respectively.

NOTE 12 – SUBSEQUENT EVENTS

Financing:

On January 9, 2014 , we entered into a Senior Secured Revolving Credit Facility Agreement (the "Credit Agreement") with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”). Pursuant to the Credit Agreement, of which we and our subsidiaries are parties as borrowers, TCA extended to us a $5 million revolving credit facility. An initial credit line of $2,300,000 was provided by TCA at closing, with $1,000,000 funded on the date of closing and the remaining $1,300,000 representing delayed for funding of an acquisition we may consummate within 90 days from closing, which has been extended to an additional 60 days. As of the date hereof, we are not a party to any pending acquisition for which these funds could be used.

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the "Note") from us and certain of our subsidiaries in the principal amount of $2,300,000. The Note bears interest at the rate of 11% per annum and matures July 9, 2014. Providing that no event of default exists on the maturity date, we have the right to request one six month extension of the Note maturity date or July 9, 2014. The Note is convertible at the option of TCA into shares of our common stock at a variable conversion price equal to 85% of the lowest daily trading volume weighted average price of our common stock during the five business days preceding the conversion date.

We, including our subsidiaries, granted TCA a first position blanket security interest in our assets and we pledged the stock of our subsidiaries to secure the payment of the loan which are evidenced by a Security Agreement and a Pledge and Escrow Agreement. Certain of our affiliates, including our President and our Chief Financial Officer, also entered into Subordination Agreements.

At closing we also paid TCA an equity advisory fee of $160,000 which was paid through the issuance of 134,454 shares of our common stock.

Other Third Party Debt Financing:

On February 6, 2014 and March 10, 2014, the Company entered into two (2) separate Securities Purchase Agreements and convertible promissory notes (“Notes”) with two (2) companies for total principal amount of $80,000. The Notes, which are due on March 10, 2015 and August 5, 2015, bear interest at 10% and 12% per annum until paid or to maturity. The Note conversions are at the election of the lenders at any time at conversion prices equal to 50% and 70% discount to the average of the lowest two to three closing bid prices of the common stock during the 10 and 20 trading days prior to conversion. One of the notes for $30,000 was converted on February 25, 2014 for 150,000 shares.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS (continued)

Subsequent to December 31, 2013, pursuant to portions of Convertible Notes due to CLSS and sold to four (4) third parties by the original holder in the principal amounts totaling $247,581, the Company entered into six (6) separate Securities Purchase Agreements and convertible promissory notes (“Notes”). The Notes, which are due ranging from July 2014 and October 2014, bear interest ranging from 6% to 12% per annum until paid or to maturity. The Note conversions are at the election of the lenders at any time at conversion prices equal ranging from 50% to 70% discount to the average of the lowest two to three closing bid prices of the common stock during the 10 to 25 trading days prior to conversion. Three of the notes for a total of $139,687 were converted during February 2014 and March 2014 for a total of 572,643 shares of common stock.

On February 21, 2014 the Company converted a Convertible Note due to CLSS for $282,740 into 1,313,750 shares restricted at a price per share of $0.2136.

Equity Issues:

On January 16, 2014, the former CEO and major shareholder assigned 650 shares of preferred stock from his holdings of 750 shares allocating 452 shares to two (2) members of management, 100 shares to its Chairman of the Board and 98 shares to a family member.

On January 28, 2014 in exchange for a reduction of debt of the Company owed to CLSS Holdings for a share price of $0.10 per share, the Company issued 3,142,278 shares of restricted common stock to various existing individual shareholders designated by the owner of CLSS Holdings.

On February 28, 2014, the Company issued 97,656 shares of common stock to two (2) parties as commissions on the TCA Global financing.

Through March 28, 2014, the Company issued a total of 708,466 shares of restricted common stock to three (3) companies in connection with the conversion of convertible debt held.

On March 28, 2014, the Company issued 134,454 shares of common stock as payment of advisory fee to TCA Global in connection with the TCA lending facility.

Management has evaluated the subsequent events through April 15, 2014, the date at which the consolidated financial statements were available for issue.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is defined  as "a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls". In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, we determined that control deficiencies existed that constituted material weaknesses, as described below:

-
Accounting and Finance Personnel Weaknesses: Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company. This material weakness also relates to a limited lack of personnel with expertise in preparing financial statements in accordance with U.S. GAAP.

-
Management did not identify accounting issues, in particular the complex calculations and disclosures related to derivative instruments and, implement appropriate solutions for these  technical accounting issues;

-
We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending December 31, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

-
We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

-
Effective controls over the control environment were not maintained. This has resulted in inconsistent practices. Although our Board of Directors does currently have one independent member the Company does not have an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness

-	There is a risk of management override given that our officers have a high degree of involvement in our day to day operations;

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

As a result of the material weaknesses described above, Chief Executive Officer and Chief Financial Officer has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report on internal control in this annual report.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers, and their respective ages, positions and offices, are as follows:

Name	Age	Position

Keith Houlihan	45	President and Director
David C. Langle	63	Chief Financial Officer
Gary J. O’Hara	63	Chief Technology Officer
William Lerner	74	Director

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2013.

Item 11. Executive Compensation

Executive Compensation

The following table sets forth information about compensation paid or accrued during our last two completed fiscal years, i.e., December 31, 2013 and 2012, to (a) our Chief Executive Officer (principal executive officer), (b) (i) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of our last completed fiscal year, and (ii) up to two additional individuals for whom similar disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, provided their respective total compensation exceeded $100,000 during such fiscal year. We refer to all of the persons included in this table, collectively, as our “named executive officers”. The table excludes perquisites and personal benefits for a named executive officer which are less than $10,000 and that are not a reimbursement of taxes owed with respect thereto. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 8 of the Notes to our Consolidated Financial Statements for the year ended December 31, 2013 appearing earlier in this report.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Nonequity incentive plan compen-sation ($)	Non-qualified deferred compen-sation earnings ($)	All other compen-sation ($)	Total ($)

Keith Houlihan,	2013	200,000	(1)	-0-	-0-	-0-		-0-	-0-	-0-	200,000
President	2012	200,000	(1)	-0-	-0-	-0-		-0-	-0-	-0-	200,000

Gary J. O’Hara	2013	125,000		-0-	-0-	159,395	(2)	-0-	-0-	-0-	284,395
Chief Technology Officer	2012	125,000		-0-	-0-	96,262	(2)	-0-	-0-	-0-	221,262

(1)	Salary to Mr. Houlihan and Mr. Sizer are unpaid and has been accrued and deferred.

(2)	Represents the vested portion of 2013 Option Award and previous grants earned during the period, valued in accordance with ASC 718.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by each named executive officer at the end of our last completed fiscal year, i.e., December 31, 2013:

Outstanding Equity Awards at Fiscal Year-End

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date

Keith Houlihan	500,000	(1)	0	0.50	4/1/2016

Gary J. O’Hara	97,200	(2)(3)	0	5.00	7/28/17

(1)	Granted on April 2, 2009, and all options were immediately exercisable. Original expiration date of January 5, 2011 was amended and extended to expire on April 1, 2016.

(2)	Granted on August 18, 2010, pursuant to the terms of his employment agreement; 27,126 options were immediately exercisable and 27,126 options vest on July 28, 2011 and 27,948 vest on July 28, 2012.
(3)	15,000 granted on March 7, 2013 fully vested and immediately exercisable.

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

As of December 31, 2013 and 2012, there were 1,097,200 and 1,272,000 options outstanding under this plan, respectively.

Director Compensation

Our directors do not receive any cash compensation for service on our board of directors or any committee, although we do reimburse directors for their reasonable out-of-pocket expenses associated with attending meetings, and no compensation was paid to any of our employee directors for services as a director during the year ended December 31, 2013 . We do not have any compensation policy governing the issuance of shares of our common stock to non-employee directors, and our directors are not prohibited from receiving restricted stock grants.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

At April 3, 2014, the issued and outstanding Voting Shares consisted of:

• 10,161,266 shares of our common stock, and
• 1,000 shares of our Series A Preferred Stock.

Each share of common stock entitles the holder to one vote. The holders of shares of the Series A Preferred Stock are entitled to the number of votes that collectively equal 51% of the total number of votes that may be cast by the holders of common stock and Series A Preferred Stock voting as one class on all matters submitted to a vote of our stockholders. On April 3, 2014, there were a total of 15,343,512 votes eligible to be cast at any meeting of our stockholders.

The following table contains information regarding record ownership of our Voting Shares as of April 11, 2013 held by:

• persons who own beneficially more than 5% of the outstanding Voting Shares,
• our directors,
• named executive officers, and
• all of our directors and officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from April 3, 2014, upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised. Unless otherwise indicated, the address of each of the listed beneficial owners identified is 444 Brickell Avenue, Suite 415, Miami, Florida 33131.

	Amount and Nature of Beneficial Ownership
	Common Stock		Series A Preferred Stock
Name	# of Shares	% of Class	# of Shares	% of Class	% of Total Vote
William Lerner	0	-	100	10%	5.1%
Keith Houlihan (1)	822.140	7.0%	452	45%	24.8%
Gary J. O’Hara (2)	98,700	.8%	-	-	≤1%
David C. Langle	0	-	250	25%	12.7%
All named executive officers and directors as a group (four persons) (1)(2)	920,840	7.8%	802	80%	42.6%
Craig Sizer (3)	1,317,280	11.2%	100	10%	9.9%

(1) The number of shares of common stock owned by Mr. Houlihan includes:

• 181,472 shares which are presently outstanding; and
• options to purchase 500,000 shares of our common stock which are exercisable at $0.50 per share until April 1, 2016.
• 140,668 shares issuable to Mr. Houlihan in the event he elects to convert his $703,339 principal amount of the convertible promissory note we issued to him in exchange for accrued salaries at a conversion price of $0.50 per share.

Percentage of total vote includes voting rights attributable to 452 shares of Series A Preferred Stock.

(2) The number of shares of common stock owned by Mr. O’Hara includes options to purchase 972,000 shares of our common stock at $5.00 per share until July 27, 2017 and March 6, 2020.

(3) The number of shares of common stock owned by Mr. Sizer includes:

• 172,012 shares held of record by CLSS Holdings LLC, a limited liability company of which he is the sole member;
• 310,834 shares held in his name,
• 334,434 shares issuable to CLSS in the event it elects to convert its $1.6 million principal amount of the notes we issued to it for cash advances we received at a conversion price of $0.50 per share; and
• options to purchase 500,000 shares of our common stock which are exercisable at $0.05 per share until April 1, 2016.

Percentage of total vote includes voting rights attributable to 100 shares of Series A Preferred Stock. Mr. Sizer’s address is 19501 W. Country Club Drive, Aventura, FL 33180.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2013.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities as remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,272,000	$5.00	222,800

Equity compensation plans not approved by holders	1,038,620	$1.60	0

Total	1,165,820	$1.90	222,800

Item 13. Certain Relationships and Related Transactions, and Director Independence

Borrowings

During the periods 2009 to 2013 we obtained our liquidity principally from approximately $3.5 million of cash advances we received from time to time, as needed, from an affiliate of Craig Sizer, our former Chairman and CEO and one of our principal shareholders, as follows:

Description	Conversion price per share	Amount
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 8, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2012	$2.50	$407,151
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated December 7, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2012	2.50	117,164
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated April 6, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2012	2.50	245,116
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2012	2.50	223,500
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on October 1, 2012	5.00	181,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 9% per annum, due and payable on October 1, 2012	5.00	367,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2011. Note accrues interest at 9% per annum, due and payable on September 30, 2012	5.00	220,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 7.5% per annum, due and payable on October 1, 2012	5.00	334,787
Other Advances from CLSS Holdings, LLC evidenced by five (5) Promissory Notes- CLSS Holdings, dated February 21, 2014. Notes accrue interest at 8% per annum, due and payable on March 1, 2016	5.00	1,408,371
Totals		$3,504,088

Each loan is (a) evidenced by a promissory note which bears 9% annual interest (20% [15% in the March 2011 note] upon the occurrence, and during the continuance, of an event of default), convertible into our common stock at a fixed price of $2.50 or $5.00 and not pre-payable by us, and (b) subject to a security agreement under which all of our assets secure our loan repayment obligation.

Director Independence

There is only one member of our board of directors, William Lerner, who would be considered an “independent” director under the definition of “independence” set forth in NASDAQ Rule 5605(a)(2).

Item 14. Principal Accountant Fees and Services

Mallah Furman was engaged to be the Company's auditors for the years ended December 31, 2013 and 2012. Fees incurred are as follows for the periods indicated:

		2013	2012
(1)	Audit Fees	$42,500	$37,000
	Audit-Related Fees	-	-
	Tax Fees	-	-
	All Other Fees	$7,662	-

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

3.1	Certificate of Incorporation, filed April 7, 2009(1)
3.2	Certificate of Amendment to Certificate of Incorporation, filed April 7, 2009(1)
3.3	Bylaws(1)
3.5	Certificate of Amendment to the Certificate of Incorporation (12)
10.1	$407,151.26 Secured Convertible Promissory Note dated September 8, 2009 to CLSS Holdings, LLC(1)
10.2	Security Agreement with CLSS Holdings LLC dated September 8, 2009(1)
10.3	$225,000.00 Secured Convertible Promissory Note dated June 30, 2010 to Craig Sizer(1)
10.4	Amended and Restated Employment Agreement with Keith Houlihan, dated August 18, 2010(1)
10.5	Employment Agreement with Gary J. O’Hara, dated July 28, 2010(1)
10.6	Employment Agreement with Craig Sizer, dated August 18, 2010(1)
10.7	Option Agreement with Craig Sizer, dated April 2, 2009(1)
10.8	2010 Stock Option Plan(1)
10.9	Warrant issued to ASG, LLC, dated December 7, 2009(1)
10.10	Amendment No. 1 to $407,151.26 Secured Convertible Promissory Note dated September 8, 2009 to CLSS Holdings, LLC(1)
10.11	Amendment No. 1 to $225,000.00 Secured Convertible Promissory Note dated June 30, 2010 to Craig Sizer(5)
10.12	$239,944 Secured Convertible Promissory Note dated June 30, 2010 to Keith Houlihan, as amended December 20, 2010(1)
10.13	Manufacturing Agreement with Rycom Electron Technology Limited (portions of the exhibit have been redacted pursuant to a request for confidential treatment)(1)
10.14	Amendment No. 1 dated December 17, 2010, to Amended and Restated Employment Agreement with Keith Houlihan(1)
10.15	Amendment No. 1 dated December 20, 2010, to Employment Agreement with Gary J. O’Hara(1)
10.16	Amendment No. 1 dated December 17, 2010, to Employment Agreement with Craig Sizer(1)
10.17	First Amendment to Commercial Lease(1)
10.18	Reseller Agreement with Scar-Guard Inc., dated June 1, 2010 (portions of the exhibit have been redacted pursuant to a request for confidential treatment)(1)
10.19	$367,000 Secured Convertible Promissory Note dated March 10, 2011 to CLSS Holdings LLC(1)
10.20	Security Agreement with CLSS Holdings LLC dated March 10, 2011(1)
10.21	Note Extension Agreement with CLSS Holdings LLC dated March 10, 2011(1)
10.23	Note Extension Agreement for note dated April 6, 2010 with CLSS Holdings LLC dated August 1, 2011 (2)
10.24	Note Extension Agreement for note dated December 7, 2009 with CLSS Holdings LLC dated August 1, 2011 (2)
10.25	Note Extension Agreement for note dated June 30, 2010 with CLSS Holdings LLC dated August 1, 2011 (2)
10.26	Note Extension Agreement for note dated September 8, 2009 with CLSS Holdings LLC dated August 1, 2011(2)

10.27	Note Extension Agreement with Craig Sizer dated August 1, 2011(2)
10.28	Note Extension Agreement with Keith Houlihan dated August 1, 2011 (2)
10.29	$220,000 Secured Convertible Promissory Note dated June 30, 2011 to CLSS Holdings LLC (2)
10.30	Note Extension Agreement for note dated September 30, 2010 with CLSS Holdings LLC dated October 1, 2011 (3)
10.31	Employment Agreement by and between the Company and Dom Gatto dated December 1,, 2011 (4)
10.32	Secured Convertible Promissory Note dated December 31, 2011 to CLSS Holdings LLC(5)
10.33	Employment Agreement with Dom Gatto, dated November 24, 2011, effective date January 1, 2012 (5)
10.34	Note Extension Agreement with CLSS Holdings LLC dated March 11, 2012 (5)
10.35	Securities Purchase Agreement dated December 6, 2012 between Sanomedics International Holdings, Inc. and Asher Enterprises, Inc. (6)
10.36	Convertible Promissory Note dated December 6, 2012 in the original principal amount of $37,500 payable to Asher Enterprises, Inc. (6)
10.37	Consulting Agreement dated January 6, 2013 between Sanomedics International Holdings, Inc. and Langle Business Consulting Inc. (7)
10.38	Lease for principal executive office *
10.39
Stock Purchase Agreement dated April 26, 2013 by and among Sanomedics International Holdings, Inc., Anovent, Inc., Prime Time Medical, Inc. and Mark R. Miklos (incorporated by reference to the Current Report on Form 8-K as filed on May 3, 2013)(8)

10.40	Promissory Note dated May 9, 2013 by and among CLSS Holdings, LLC and Sanomedics International Holdings, Inc.(8)
10.41	$500,000 Promissory Note dated June 19, 2013 payable to JMJ Financial Duke (incorporated by reference to the Current Report on Form 8-K as filed on June 24, 2013).(9)
10.42
Equity Purchase Agreement dated July 10, 2013 by and among Sanomedics International Holdings, Inc., Anovent, Inc., Duke Medical Equipment LLC and Vann R. Duke (incorporated by reference to the Current Report on Form 8-K as filed on July 16, 2013).(9)

10.43	$703,339.33 principal amount Promissory Note dated June 17, 2013 payable to Keith Houlihan(9)
10.44	[EXTENSION OF CLSS NOTES](9)
10.45	[EXTENSION OF PRIME MEDICAL AGREEMENT](9)
10.46	Securities Purchase Agreement dated August 27, 2013 between Sanomedics International Holdings, Inc and Asher Enterprises, Inc.(10)
10.47	Convertible Promissory Note dated August 27, 2013 between Sanomedics International Holdings, Inc and Asher Enterprises, Inc.(10)
10.48	Convertible Promissory Note dated September 18, 2013 between Sanomedics International Holdings, Inc. and Continental Equities, LLC
10.49	Convertible Promissory Note dated September 20, 2013 between Sanomedics International Holdings, Inc. and LG Capital Funding, LLC
10.50	Amendment to Stock Purchase Agreement dated August 30, 2013 by and among Sanomedics International Holdings, Inc., Anovent, Inc., Prime Time Medical, Inc. and Mark R. Miklos(11)
10.51	Promissory Note dated August 30, 2013 in the principal amount of $850,000 to Mark R. Miklos due September 30, 2013.(11)
10.52	Promissory Note dated August 30, 2013 in the principal amount of $500,000 to Mark R. Miklos due April 25, 2015.(11)
10.53	Promissory Note dated August 30, 2013 in the principal amount of $500,000 to Mark R. Miklos due April 24, 2016(11)
10.54	Security Agreement dated August 30, 2013 by and among Sanomedics International Holdings Inc., Anovent, Inc. and Mark R. Miklos(11)
10.55	Employment Agreement dated August 30, 2013 by and among Sanomedics International Holdings, Inc., Anovent, Inc., Prime Time Medical, Inc. and Mark R. Miklos.(11)
10.56	Convertible Promissory Note dated October 25, 2013 between Sanomedics International Holdings, Inc. and Auctus Private Equity Fund, LLC
10.57	Convertible Promissory Note dated October 22, 2013 between Sanomedics International Holdings, Inc. and Continental Equities, LLC
10.58	Convertible Promissory Note dated October 9, 2013 between Sanomedics International Holdings, Inc. and GEL Properties, LLC

10.59	Convertible Promissory Note dated September 9, 2013 between Sanomedics International Holdings, Inc. and Zarian Midgley & Johnson PLLC
14.1	Code of Business Conduct and Ethics *
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	510(k) assignment from Rycom Electron Technology Limited(2)
99.2	510(k) assignment from JXB Co., Ltd(2)
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

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
(6) Incorporated by reference to the Current Report on Form 8-K as filed on December 11, 2012.
(7) Incorporated by reference to the Current Report on Form 8-K as filed on January 8, 2013.
(8) Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2013.
(9) Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2013.
(10) Incorporated by reference to the Current Report on Form 8-K as filed on September 3, 2013.
(11) Incorporated by reference to the Current Report on Form 8-K as filed on September 6, 2013
(12) Incorporated by reference to the Current Report on Form 8-K/A as filed on December 20, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.

Date: April 15, 2014	By:	/s/ Keith Houlihan
Keith Houlihan
President

Date: April 15, 2014	By:	/s/ David C. Langle
David C. Langle
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Keith Houlihan
Keith Houlihan
President, Director and Principal Executive Officer

Date: April 15 , 2014

By:	/s/ David C. Langle
David C. Langle
Chief Financial Officer, Principal Financial and Accounting Officer

Date: April 15, 2014

By:	/s/ William Lerner
William Lerner, Director

Date: April 15 , 2014

By:	/s/ Gary J. O' Hara
Gary J. O' Hara, Chief Technology Officer

Date: April 15, 2014