Form 10-K/A
period 2013-12-31
Sanomedics International Holdings, Inc
filed 2014-04-30
CIK 1501972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM  10-K/A
Amendment No.1

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

EXPLANATORY NOTE

Sanomedics International Holdings, Inc. is filing this Amendment No. 1 on Form 10-K/A to amend Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed with the Securities and Exchange Commission on April 15, 2014 (the ”Original Annual Report”). This Amendment No. 1 is being filed solely for the purpose of correcting typographical printer’s errors primarily in the Summary of Cash Flows for the Year Ended December 31, 2013 section in Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 32 of the Original Annual Report. Except for these corrections, there have been no changes in any of the financial or other information contained in the report.

This Amendment No. 1 on Form 10-K/A for the year ended December 31, 2013 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.  No attempt has been made in this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2013 to modify or update the other disclosures presented in the Original Annual Report except as set forth herein. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Annual Report or, as applicable, Amendment No. 1, or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Annual Report and our other filings with the SEC.

PART II

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

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Year Ended December 31,
	2013	2012
Net sales revenue	100.0%	100.0%

Costs and expenses:
Cost of goods sold	22.4	60.0
General and administrative	435.6	998.4
Research and development	42.3	160.2
Stock compensation	286.9	484.1
Depreciation and amortization	3.6	9.7
	790.8	1,652.5

Loss from operations	(690.8)	(1,612.4)

Other income (expense):
Amortization of debt discount	(172.1)	-
Derivative expense	(15,757.7)	-
Change in fair value of derivatives	15,725.6	-
Loss on write-down of disposed patents	(5.7)	-
Loss on rescission	(678.7)	-
Other income	-	14.3
Interest expense	(56.2)	(262.2)

Loss before provision for income taxes	(1,635.6)	(1,860.4)
Provision for income taxes	—	—

Net loss	(1,635.6)%	(1,860.4)%

Results of Operations

Year Ended December 31, 2013 compared to the year Ended December 31, 2012

Revenues: Revenues for the year ended December 31, 2013 were approximately $264,000 as compared to approximately $96,000 for the year ended December 31, 2012, an increase of 175%. This increase is attributable to the continued sales and launching of our new professional models.

Cost of Revenues: Cost of revenues, which consist of product, shipping and other costs totalled approximately $59,000 for the year ended December 31, 2013 as compared to $57,000 of such costs during the same period in 2012. This marginal change in cost of revenues reflects the lower unit prices of the new professional models.

Gross Profit: Gross profit was approximately $205,000 for the year ended as compared to a gross profit of approximately $38,000 for the year ended December 31, 2012. The 2013 increase of $167,000 was primarily the result of the lower unit prices of the new professional models.

Operating Expenses: Operating expenses consist of general and administrative expenses, stock compensation, depreciation and amortization and research and development. For the year ended December 31, 2013, operating expenses totalled approximately $2.1 million as compared to approximately $1.6 million for the same period in 2012. The approximate $.5 million increase (28.6%) was primarily a result of increased professional fees and additional stock compensation expense of approximately $.4 million (-76.5%).

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

Liquidity and Capital Resources

At December 31, 2013, our cash on hand was approximately $10,000. At April 10, 2014, our cash on hand was approximately $125,000.

Since our inception in 2009, we obtained our liquidity principally from approximately $3.5 million principal amount of cash advances from an affiliate of Craig Sizer, our former Chairman and CEO and one of our principal shareholders. The Company has executed promissory notes and advances totalling approximately $1.4 million as of December 31, 2013, with CLSS Holdings, LLC (“CLSS”). Each note (a) bears annual interest of between 7.5 and 9.0 (20% upon the occurrence, and during the continuance, of an event of default), is convertible into our common stock at a fixed conversion price of between $0.25 and $0.50, and is not pre-payable by us, and (b) is subject to a security agreement under which all of our assets secure our loan repayment obligation. All of the notes mature March 15, 2015. The maturity dates of these notes have been extended by CLSS in the past, but there is no assurance that these will be further extended.

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

Summary of Cash Flow for the year ended December 31, 2013 and 2012

Our cash flows for the years ended December 31, 2013 and 2012, were as follows:

	Years Ended December 31,
	2013	2012
Net cash (used) by operating activities	$(782,014)	$(692,556)
Net cash (used) by investing activities	$(540,000)	$-
Net cash provided by financing activities	$1,305,490	$718,640

Operating Activities

Our total cash used by operating activities increased by approximately $89,000 or 13% to approximately $782,000 for the year ended December 31, 2013, compared to approximately $693,000 for the year ended December 31, 2012. The increase is primarily due to the increases in accounts receivable, inventory and interest accruals, partially offset from decreases in officer salary accruals, compared to the year ended December 31, 2012.

Investing Activities

Our total cash used by investing activities increased by approximately $540,000, or 100% for the year ended December 31, 2013, compared to approximately $ -0- for the year ended December 31, 2012 because of the cash funds paid for the Prime Time Medical acquisition which was subsequently rescinded.

Financing Activities

Our total cash provided by financing activities increased by approximately $586,000, or 82%, to approximately $1,3 million for the year ended December 31, 2013, compared to approximately $719,000 for the year ended December 31, 2012. The increase is primarily due to approximately $766,000 raised from the issuance of convertible notes with third parties and approximately $539,000 borrowed from an affiliate of Craig Sizer, our former Chairman and CEO and principal shareholder.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

SANOMEDICS INTERNATIONAL HOLDINGS, INC.

Date: April 25, 2014	By:	/s/ Keith Houlihan
Keith Houlihan
President