Form 10-Q
period 2014-03-31
Sanomedics International Holdings, Inc
filed 2014-05-16
CIK 1501972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 11,037,976 shares of common stock are issued and outstanding as of May 9, 2014.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about our:

●	our revenues and profits are not assured,
●	we may be unable to continue as a going concern,
●	ability to close the pending acquisition,
●	our ability to pay our obligations represented by secured notes when they become due,
●	we may not be able to obtain the substantial additional capital we need,
●	cost and quality issues might arise from our dependence on a third-party, sole source Chinese manufacturer,
●	we may be unable to make or successfully integrate acquisitions,
●	we may not be able to compete effectively,
●	our research and development may be unsuccessful; our next generation products may not be developed, or if developed, may fail to win commercial acceptance,
●	we may be unable to develop next generation products if we cannot hire electrical engineers,
●	growth, if any, could be unmanageable,
●	product shortages may arise if our contract manufacturer fails to comply with government regulations,
●	our medical devices may not meet government regulations,
●	current economic conditions may jeopardize our fund-raising efforts,
●	our intellectual property may not be protectable,
●	we face intellectual property risks that may negatively affect our brand names, reputation, revenues, and potential profitability,
●	our trademarks are valuable, and any inability to protect them could reduce the value of our products and brands,
●	product warranties and product liabilities could be costly,
●	we may be unable to replace current management,
we may receive unfavorable results in the outcome of any pending lawsuits.
●	management actions could cause substantial dilution and stock price declines and discourage a takeover,
●	we are engaged in a number of related party transactions,
●	management could terminate employment, and our operations and viability would be hurt, if we cannot fund the 2010 bonuses and accrued salaries which were earned,
●	our common stock is quoted on the OTC Markets, which may discourage investors from purchasing it more than if it was listed on a national exchange,
●	our common stock is illiquid,
●	the application of the “penny stock” rules could adversely affect transactions in our common stock and could increase transaction cost,
●	the price of our common stock may be very volatile,
●	a significant portion of our outstanding shares are restricted securities and the sale of those shares will depress our stock price
●	as an issuer of a “penny stock,” the protection provided by the Federal securities laws relating to forward looking statements does not apply to us, and
●	we have not paid dividends in the past and do not expect to pay dividends for the foreseeable future. Any return on investment may be limited to the value of our common stock, if any.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2013. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “we,” “our,” “us,” and similar terms refers to Sanomedics International Holdings, Inc., a Delaware corporation, and our wholly-owned subsidiaries. In addition, the “first quarter of 2014” refers to the three months ended March 31, 2014, the “first quarter of 2013” refers to the three months ended March 31, 2013, and “2013” refers to the year ending December 31, 2013.

Unless specifically set forth to the contrary, the information which appears on our website at www.sanomedics.com and www.thermomedics.com is not part of this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Sanomedics International Holdings, Inc.
Condensed Consolidated Balance Sheets

	March 31	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$181,022	$9,560
Accounts receivable	56,716	19,225
Inventories	23,958	39,060
Prepaid expense	32,744	612

Total Current Assets	294,440	68,457

Fixed assets, net	22,275	12,562

Patents, net	15,571	16,816

Deposit	7,999	7,999

Total Assets	$340,285	$105,834

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued salaries payable	$705,569	$705,569
Accounts payable and other liabilities	353,870	264,848
Accrued interest payable	410,862	362,284
Accrual for contingencies on contract rescission	159,419	500,000
Revolving line of credit	905,768	-
Notes payable - related parties net of discount, current portion	620,477	-
Convertible notes payable, net of discount	193,941	300,762
Derivative liabilities	1,150,651	1,070,728
Due to related parties	174,695	152,588

Total Current Liabilities	4,675,252	3,356,779

Notes payable - related parties net of discount,net of current portion	756,155	1,873,123

Total Liabilities	5,431,407	5,229,902

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value: 1,000 shares authorized,
issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	1	1
Common stock, $0.001 par value: 250,000,000 shares authorized,
10,122,170 and 4,545,119 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively.	10,123	4,545
Additional paid in capital	9,575,052	8,118,299
Stock subscription receivable	(20,000)	(20,000)
Accumulated deficit	(14,656,298)	(13,226,913)

Total Stockholders’ Deficit	(5,091,122)	(5,124,068)

Total Liabilities and Stockholders' Deficit	$340,285	$105,834

See accompanying notes to condensed consolidated financial statements.

Sanomedics International Holdings, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2014	2013

Revenues, net	$141,809	$57,138

Cost of goods sold	18,686	16,571

Gross profit	123,123	40,567

Operating expenses
General and administrative	595,417	184,132
Stock compensation	224,000	216,896
Research and development	22,509	27,750
Depreciation and amortization	1,899	1,899

Total operating expenses	843,825	430,677

Loss from operations	(720,702)	(390,110)

Other income (expense)
Amortization of debt discount	(478,983)	(23,439)
Derivative expense	(222,051)	-
Change in fair value of derivative liabilities	64,597	-
Interest expense	(72,246)	(26,023)

Total other expense	(708,683)	(49,462)

Net loss before income taxes	(1,429,385)	(439,572)
Income taxes	-	-

Net loss	$(1,429,385)	$(439,572)

Net loss per share - basic and diluted	$(0.16)	$(0.22)

Weighted average number of shares outstanding during the period - basic and diluted	8,705,076	2,040,879

See accompanying notes to condensed consolidated financial statements.

Sanomedics International Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,429,385)	$(439,572)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,899	1,899
Stock compensation	224,000	216,896
Amortization of debt discount on convertible notes	478,983	23,439
Derivative expense	222,051	-
Change in fair value of derivative liabilities	(64,597)	-
Changes in operating assets and liabilities
Accounts receivable	(37,491)	(37,952)
Inventories	15,102	(3,585)
Prepaid expenses and deposits	(32,132)	(24,794)
Accrued salaries payable	-	44,000
Accounts payable and other liabilities	89,023	45,375
Accrued interest payable	48,578	35,044
Accrual for contingencies on contract rescission	(340,581)	-
Due to related parties	22,107	2,202
Net Cash Used In Operating Activities	(802,442)	(137,048)

CASH FLOWS USED FROM INVESTING ACTIVITIES
Purchase of fixed assets	(10,367)	-
Net Cash Used In Investing Activities	(10,367)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable- related party	292,740	122,492
Proceeds from revolving line of credit, net	905,768	-
Proceeds from convertible notes payable	46,750	-
Payments of convertible notes payable	(260,987)	-
Net Cash Provided By Financing Activities	984,271	122,492

Net increase (decrease) in cash	171,462	(14,556)

Cash - beginning of period	9,560	26,084

Cash - end of period	$181,022	$11,528

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for conversion of debt	$1,238,330	$-

See accompanying notes to condensed consolidated financial statements.

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Sanomedics International Holdings, Inc. (referred to herein as “we”, “us”, “our” or the “Company”) is a medical technology products and services holding company which through its subsidiaries, designs, develops, markets and distributes non-invasive infrared thermometers principally for healthcare providers.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) which are necessary for a fair financial statement presentation have been made. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Thermomedics, Inc. (since July 2009) and Anovent, Inc. (since December 2011). All significant inter-company accounts and transactions have been eliminated in consolidation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended December 31, 2013.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The condensed consolidated financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

The Company currently has limited revenue and is experiencing recurring losses which have caused an accumulated deficit of $14,656,298 and a working capital deficit of $4,380,812 as of March 31, 2014. These factors raise substantial doubt about its ability to continue as a going concern. Management has financed the Company's operations principally through loans from an affiliate of the Company’s former CEO, who is also one of the principal shareholders. Through March 31, 2014, the Company obtained its liquidity principally from approximately $906,000 of borrowing under a Revolving Line of Credit secured on January 9, 2014 from TCA Global Credit Master Fund, a Cayman Islands limited partnership (“TCA”), and $293,000 of cash advances from an affiliate of the former Chairman and CEO and the Company's principal shareholder. TCA has asserted a default under the Revolving Line of Credit as described elsewhere herein. The Company may need to continue borrowings from an affiliate of the former Chairman and CEO and the Company's principal shareholder and will also need to raise additional capital. However, management cannot provide any assurances that the Company will be successful in completing this financing and accomplishing any of its plans.

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

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2014
(Unaudited)

NOTE 3 – REVOLVING LINE OF CREDIT

On January 9, 2014, we entered into a Senior Secured Revolving Credit Facility Agreement (the "Credit Agreement") with TCA. Pursuant to the Credit Agreement, of which we and our subsidiaries are parties as borrowers, TCA extended to us a $5 million revolving credit facility. An initial credit line of $2,300,000 was provided by TCA at closing, with $1,000,000 funded on the date of closing and the remaining $1,300,000 representing  funding of an acquisition we may consummate within ninety (90) days from closing, which has been extended to an additional sixty (60) days. As of the date hereof, we are not a party to any pending acquisition  which TCA has approved and to which these funds could be used.

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the "Note") from us and certain of our subsidiaries . The Note bears interest at the rate of 11% per annum and matures July 9, 2014.. The Note is convertible upon default at the option of TCA into shares of our common stock at a variable conversion price equal to 85% of the lowest daily trading volume weighted average price of our common stock during the five business days preceding the conversion date.

We, including our subsidiaries, granted TCA a first position blanket security interest in our assets and we pledged the stock of our subsidiaries to secure the payment of the loan which is evidenced by a Security Agreement and a Pledge and Escrow Agreement. Certain of our affiliates, including our President and our Chief Financial Officer, also entered into Subordination Agreements.

At closing we also paid TCA an equity advisory fee of $160,000 which was paid through the issuance of 134,454 shares of our common stock.

The Credit Agreement contains negative covenants, which states among others, prevent the Company from entering into any new indebtedness, or become liable, whether as endorser, guarantor, surety or otherwise, for any debt or obligation of any other person, or otherwise consummate any transaction or series of transactions involving the issuance of debt securities of the Company, except for its obligations incurred in the ordinary course of business. Pursuant to the terms of the Credit Agreement, the Company shall not, nor shall the Company permit any of its subsidiaries to, either directly or indirectly, issue or distribute any additional capital stock or other securities of the Company or its subsidiaries with the prior written consent of TCA.

The Credit Agreement contains financial covenants, which consist of: (1) positive EBITDA to be maintained at all times and, (2) the Company shall have cash flow and revenue projections that are not less than 75% of the cash flow and revenue projections as shown on the financial projections provided by the Company to TCA as part of TCA’s due diligence.

As of March 31, 2014, the Company was not in compliance with certain covenants associated with the Credit Agreement. The amount of principal due at March 31, 2014 was $905,768, net of deposits of $94,232 held in lockbox by TCA belonging to the Company.

On May 12, 2014, TCA provided the Company with a notice of default of the Credit Agreement. The company has ten (10) days from the date of notice to cure the alleged defaults. Management is attempting to refinance this obligation with alternative lenders. In the event we are unsuccessful in negotiating a settlement with TCA or obtaining alternative financing to satisfy the obligations to TCA under the Credit Agreement, TCA could seek to foreclose on our assets. In that event, we would be unable to continue our business as it is presently conducted and our ability to continue as a going concern is in jeopardy.

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2014
(Unaudited)

NOTE 4 – NOTES PAYABLE – RELATED PARTIES

Notes payable to related parties consists of the following:

	March 31, 2014	December31, 2013

Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and settled in 2014 (A)(B)(F)	$-	$50,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 9% per annum, settled in 2014 (A)(B)(F)	-	66,750
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2011. Note accrues interest at 9% per annum, due and payable on March 30, 2015 (A)(B)(F)	40,000	95,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 8% per annum, due and payable on March 30, 2015 (A)(F)	272,287	334,787
Five (5) Secured Convertible Promissory Notes-CLSS Holdings LLC, dated February 21, 2014. Notes accrue interest at 8% per annum, due and payable on March 1, 2016 (A)(E)(F)	756,155	-
Convertible Promissory Note - Officer dated June 17, 2013. Note accrues interest at 9% per annum, due and payable on March 30, 2015 , net of discount of $405,149 and $502,385, respectively (A)(D)	298,190	200,954
Total Notes	1,366,632	747,491
Other advances from CLSS Holdings, LLC, not evidenced by a Promissory Note (C)	10,000	1,125,632
	1,376,632	1,873,123
Less: Current portion	620,477	-
	$756,155	$1,873,123

The secured convertible promissory notes above are collateralized by substantially all the assets of the Company, and are convertible at the holder's option, into common shares of the Company at a fixed conversion price ranging from $0.25 to $0.50 per share. CLSS Holdings, LLC is wholly owned by the Company's former CEO who also is a principal shareholder of the Company. The Convertible Promissory Note-Officer is subordinate to the TCA security interest.

(A) On August 13, 2013, the Company and an affiliate of the Company’s former CEO agreed to extend the maturity dates of the remaining Secured Promissory Notes to mature on March 30, 2015. As consideration for this extension the Company issued 300,000 shares of common stock valued at $0.03 per share to the affiliate.

(B) During 2013, $556,250 was assigned to four (4) third parties, which subsequently converted to 1,533,632 shares of common stock.

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2014
(Unaudited)

NOTE 4 – NOTES PAYABLE – RELATED PARTIES - (CONTINUED)

(C) On February 21, 2014 the Company memorialized the advances from CLSS Holdings into various convertible promissory notes, accruing interest at 9% and maturing March 1, 2016.

(D) This note is convertible at a conversion price equal to the discount in the average of the lowest three closing bid prices of the common stock during the 10 day trading days prior to conversion. The embedded conversion features resulted in a derivative liability which has been measured using the Monte Carlo valuation method at March 31, 2014 and December 31, 2013..

(E) On January 28, 2014 and March 24, 2014, convertible notes totaling $596,967 were converted into 4,466,020 shares of common stock at conversion prices of $0.10 and $0.21 per share.

(F) During 2014, $399,750 was assigned to five (5) third parties, which subsequently converted to 785,643 shares of common stock.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Third party convertible notes payable consists of the following:

	March 31,	December 31,
	2014	2013

Convertible promissory note with interest at 9% per annum, convertible into common shares at fixed price of $0.50 per share. Matures on August 24, 2014, net of unamortized discount of $28,253 and $37,500, respectively.	$46,747	$37,500

Seven (7) convertible promissory notes with interest ranging from 6% to 12% per annum, convertible into common shares at prices ranging from 10% to 50% discount to defined market prices. Maturity ranging from June 20, 2014 through October 25, 2014, net of unamortized discounts of $101,959 and $229,907, respectively (A)(B).	97,291	151,519

Two (2) convertible promissory notes with interest at 12% per annum (zero interest first 90 days) plus a 10% original discount interest, convertible into common shares at a conversion price per share of 30% discount to a defined market price. Matures on June 16, and December 9, 2014, net of unamortized discount of $16,517 and $97,587 respectively (A).	41,081	111,743

Seven (7) convertible promissory notes with interest ranging from 8% to 12% per annum, convertible into common shares at prices ranging from 25% to 70% discount to defined market prices. Maturity ranging from August 1, 2014 through March 31, 2015, net of unamortized discounts of $190,396.(A)(C)	8,822	-

	193,941	300,762
Less current portion	(193,941)	(300,762)
Long-term portion of convertible debt	$-	$-

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2014
(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE - (CONTINUED)

(A) These convertible promissory notes are  convertible at a conversion price equal to the discount to the average of the lowest three closing bid prices of the common stock during the 10 trading days prior to conversion. The embedded conversion features resulted in a derivative liability which has been measured using the Monte Carlo valuation method at March 31, 2014 and December 31, 2013, respectively.

(B) Four of these promissory notes are  convertible at a conversion price equal to the discount to the average of the lowest three closing bid prices of the common stock during the 10 trading days prior to conversion. The embedded conversion features resulted in a derivative liability which has been measured using the Monte Carlo valuation method at March 31, 2014 and December 31, 2013, respectively.

(C) During the quarter ended March 31, 2014, portions of two (2) convertible notes totaling $111,057 were converted into 493,921 shares of common stock.

In accordance with ASC 470-20 Debt with Conversion and Other Options, at issuance, After issuance the Company allocated $532,326 and $828,906 of the derivative liability as discounts against the convertible notes. The discounts are being amortized to interest expense over the term of the notes using the effective interest method. The Company recorded $478,983 and $23,439 of interest expense pursuant to the amortization of the note discounts for the three months ended March 31, 2014 and 2013, respectively.

NOTE 6 – DERIVATIVE LIABILITIES

The Company analyzed the related party convertible note-officer and convertible promissory notes referred to in Notes 4 and 5 based on the provisions of ASC 815-15 and determined that the conversion options of the convertible notes qualify as embedded derivatives and required the recognition of derivative liabilities.

For the derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date. After date The Company estimates the fair value of the embedded derivatives using a Monte Carlo simulation valuation model that combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, probability of a change of control and the trading information of our common stock into which the notes are convertible, as appropriate to value the derivative instruments at inception and subsequent valuation dates and the value is reassessed at the end of each reporting period, in accordance with FASB ASC Topic 815-15.

The aggregate fair value of derivative liabilities as of March 31, 2014 and December 31, 2013 and 2012 amounted to $1,150,651 and $1,070,728, respectively. The net increase of $79,923 in the fair value of the derivative liabilities from 2013 has been reflected as unamortized discount of $742,274 reflected in the convertible notes payable to officer and third parties, the amortization of debt discount of $478,983 and the change in fair value of the derivatives between the respective periods is included in other income (expenses) amounting to $64,597.

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2014
(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

On May 21, 2013, Exergen Corporation commenced legal action in the United States District Court for the District of Massachusetts against us, claiming infringement of certain intellectual property. Exergen is seeking various types of relief, including an injunction against further infringement of certain intellectual property related to the Company’s thermometers. On September 3, 2013, the Company filed its answer to Exergens’ complaint and asserted counterclaims and affirmative defenses for non-infringement and invalidity of certain patents. The Company believes the alleged infringement is without merit and will vigorously defend its rights to market and sell the thermometers.

After assuming control of the acquisition of Prime Time, the Company discovered that the Seller of Prime Time (“Miklos”) failed to disclose that there were on-going audits with respect to Prime Time’s Medicare and Medicaid billings for periods prior to the consummation of the transaction. These audits  escalated and, as a result, Prime Time was no longer able to invoice Medicare and Medicaid for any products or services and be paid for such products and services until the outcome of the audits which could last at least two years. Also, as a result of other Medicare and Medicaid audits for periods prior to the consummation of the transaction, Medicare and Medicaid are demanding payments for products that Prime Time was paid prior to the closing of the transaction that were improper. It is estimated that Prime Time may owe Medicare and Medicaid up to $500,000 in improper payments and at least another $500,000 in accounts receivable that will not be paid to Prime Time pending the outcome of the audits. On March 13, 2014, after discovering numerous material differences between financial statements reproduced by the Company and the financial statements provided by Miklos in connection with the Stock Purchase Agreement, coupled with the foregoing events and Medicare and Medicaid’s constraint on Prime Time’s business and payment stream, the Board of Directors of the Company determined that the business could no longer survive and thus opted to pursue a rescission of the completed transaction with Prime Time.

As a result of discoveries of fraud and misrepresentations in the acquisition of Prime Time described above, on March 18, 2014, the Company filed a lawsuit against Mark R. Miklos in Miami-Dade County, Florida Case No.14007055CA01, alleging breach of contract, fraud in the inducement, fraudulent misrepresentation, unjust enrichment, conversion, breach of fiduciary duty and damages. The company is seeking judgment against the Seller, restitution, rescission of the Purchase Agreement and Employment Agreement and return of all moneys paid to the Seller.

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

Sanomedics International Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2014
(Unaudited)

NOTE 8 – COMMON STOCK

On January 28, 2014, in exchange for a reduction of debt of the Company owed to CLSS Holdings for a share price of $0.10 per share, the Company issued 3,142,270 shares of restricted common stock..

On February 21, 2014, the Company converted a Convertible Note due to CLSS for $282,740 into 1,323,750 shares restricted at a price per share of $0.2136.

On February 28, 2014, the Company issued 107,656 shares of common stock to three (3) parties as commissions on third party financing.

During January 21, 2014 to March 28, 2014, the Company issued a total of 868,921 shares of restricted common stock to four (4) companies in connection with the conversion of convertible debt held.

On March 28, 2014, the Company issued 134,454 shares of common stock as payment of advisory fee to TCA Global in connection with the TCA lending facility.

NOTE 9 – SUBSEQUENT EVENTS

Share Issuances:

During April 2014 and through May 5, 2014, the Company issued a total of 792,316 shares to seven (7) parties in connection with the conversion of convertible debt held.

On April 28, 2014, the Company converted $167,853 portion of a Convertible Note due CLSS for $195,000 into 374,394 shares restricted at a price of $0.45.

Management has evaluated the subsequent events through May 16, 2014, the date at which the condensed consolidated financial statements were available for issue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the three months ended March 31, 2014 and 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Notice Regarding Forward-Looking Statements appearing earlier in this report together with Part II, Item 1 of this report and Item 1A. Risk Factors, and the Business section in our Annual Report on Form 10-K for the year ended December 31, 2013, as amended, and our subsequent filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

We are a medical technology holding company that focuses on game changing products, services and ideas a place where physicians, entrepreneurs, and medical companies can work together to drive innovative technologies through concept, development, and ultimately commercialization. We plan to grow our existing business organically and through strategic acquisitions specifically relating to medical diagnostic equipment, sleep disorder diagnosis treatments and complex rehabilitation technology.

Thermomedics, Inc. designs, develops and markets medical diagnostic equipment for professional healthcare providers. Our products are professionally designed for use in a wide range of medical settings, providing nearly instantaneous diagnostic information.

During the 2013 and through this 2014 quarter our focus has been to continue the introduction and selling of our second generation product line. We are also pursuing the growth of our business through strategic acquisitions in innovative medical device companies and/or healthcare related service operating businesses that can be rolled into our operations. We will also seek acquisitions and development opportunities related to other aspects of the sleep apnea space.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the audited consolidated financial statements for the year ended December 31, 2013 appearing in our Annual Report on Form 10-K, as amended, provide information the affect of our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates under different assumptions and conditions.

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	Unaudited	Unaudited

Revenues, net	100%	100%

Costs and Expenses as a percentage of net revenues:
Cost of goods sold	13%	29%
Gross margin (loss)	87%	71%
General and administrative	420%	322%
Research and development	16%	49%
Stock compensation	158%	379%
Depreciation and amortization	1%	3%

Loss from operations	-508%	-683%
Other income(expense):
Amortization of debt discount	-338%	-41%
Derivative expense	-157%	0%
Change in fair value of derivatives	46%	0%
Interest expense	-51%	-46%

Net loss	-1,008%	-769%

Revenues, net: Our net revenues increased substantially during the first quarter of 2014 from the comparable periods in 2014, as a result of the continued launch of our new professional model the “Caregiver” compared to the sales of our previous first generation products.

Cost of goods sold: Cost of goods sold consists of product, shipping and other costs. Cost of goods sold as a percentage of revenues, net decreased in the first quarter of 2014 as compared to the first quarter of 2013 due to the additional sales generated of the newer professional models during the 2014 period. We anticipate our costs of goods sold as a percentage of revenues, net will remain the same throughout the balance of 2014, although there are no assurances that it will.

Operating Expenses: Operating expenses consist of general and administrative expenses, research and development, stock compensation and depreciation and amortization. For the first quarter of 2014, operating expenses increased primarily as a result of increases in debt issue cost associated with new borrowings, legal and professional fees and commission expense. Overall, our operating expenses increased 96% in the first quarter of 2014 from the first quarter of 2013. These changes reflect increases in general and administrative expenses as well as non-cash stock based compensation, offset by decreases in research and development expenses in the 2014 period.

Other income (expense): Other expense increased significantly in the 2014 period from the comparable 2013 period. The increase is primarily attributable to an increase in derivative expenses associated with conversion prices of convertible note, offset by unrealized gains on the fair value of derivatives based upon changes in the market price of the underlying security. We are required to recognize the non-cash gains and losses under GAAP which can materially impact our financial statements from period to period. Additionally the increase in other expenses was attributed to the amortization of discount on the convertible debt and interest expense from the new borrowings.

Financial Condition

March 31, 2014 (unaudited) compared to December 31, 2013

Assets: At March 31, 2014, as compared to December 31, 2013, our current assets increased by approximately $226,000 and our total assets increased by approximately $235,000. The increase in current assets is primarily attributable to increases in our cash balance resulting from the Line of Credit borrowing and accounts receivable.

Liabilities : At March 31, 2014, our current liabilities increased by approximately $1,319,000 from December 31, 2013. This increase is attributable primarily due to the increased borrowing of a $1,000,000 Revolving Line of Credit from TCA and the inclusion of $620,477 current portion of convertible promissory notes due to an officer and director and former CEO and Director of the Company. Our long-term liabilities decreased primarily as a result of the lesser borrowing demand from related parties resulting from the new TCA borrowing.

Liquidity and Capital Resources

At March 31, 2014 our cash on hand was approximately $181,000. At March 31, 2014, we had a working capital deficit of $4,380,813 as compared to a working capital deficit of $3,288,322 at December 31, 2013.

Since our inception in 2009, we obtained our liquidity principally from approximately $3.8 million principal amount of cash advances from an affiliate of our former Chairman and CEO and one of our principal shareholders. The Company has executed promissory notes totaling approximately $1.1 million as of March 31, 2014, with CLSS Holdings, LLC (“CLSS”). Each note (a) bears annual interest ranging from 8.0% to 9.0% (20% upon the occurrence, and during the continuance, of an event of default), is convertible into our common stock at a fixed conversion price of $0.50, and is not pre-payable by us, and (b) is subject to a security agreement under which all of our assets secure our loan repayment obligation.

Our net revenues are not sufficient to pay our operating expenses and satisfy our obligations as they become due. Although we expect that our revenues will continue to increase from both our historic operations, there are no assurances our revenues will increase to a level to fund our needs. In addition, even if we succeed in substantially increasing our revenues, we still need substantial additional capital to pay our obligations as they become due and finance our business activities on an ongoing basis,. We have approximately $2,300,000 in secured obligations between TCA and the related parties which mature in July 2014 and through March 2016, respectively, which are secured by substantially all of our assets, and we do not have sufficient funds to pay those obligations. In May 2014 TCA has asserted that we are in default under the terms of the loan agreements and we have until May 22, 2014 to cure that default. We are attempting to refinance this obligation with other lenders. If we are unsuccessful in either negotiating a settlement with TCA or refinancing this obligation, TCA, which has a first position security interest, could seek to foreclose on all of our assets. If it were successful, we would be unable to continue our business as it is presently conducted and investors could lose their entire investments in our company.

At March 31, 2014, we had approximately $181,000 in cash on hand; and unless and until we receive additional financing from third parties, which we may never achieve, in the absence of on-going cash infusions on an as needed basis by an affiliate of our former Chairman and CEO and one of our principal shareholders, we would be unable to continue to operate. If we are unable to pay our obligations as they become due, the related parties who are holders of the secured notes could seek to foreclose on our assets. In that event, we would be unable to continue our business and operations as they are now conducted and investors could lose their entire investments in our company.

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

Summary of Cash Flow for the three months ended March 31, 2014

	Three Months Ended March 31,
	2014		2013

Net cash used in operating activities	$	(802,442)	$(137,050)
Net cash used in investing activities	$	(10,367)	$-
Net cash provided by financing activities		$984,271	$122,492

Operating Activities

Our total cash used by operating activities increased 486% for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The increase is primarily due to increases in non-cash impact primarily associated with expenses associated with embedded liabilities on convertible debt and inventory, offset by the decreases in accrued salaries and other liabilities.

Investing Activities

During the 2014 period we used cash for additional tooling of molds for accessories to our thermometer. We did not use any cash for investing activities in the 2013 period.

Financing Activities

Our total cash provided for financing activities increased by 704% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase is primarily due to the additional Revolving Line of Credit borrowing from TCA and increases in net proceeds of notes issued to related parties and third parties.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Please see the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for year ended December 31, 2013, as amended, filed with the SEC. In addition, new risk factors may emerge from time to time, including:

If TCA should seek to foreclose on our assets, we would be unable to continue our business.

On May 12, 2014, TCA issued us a notice of default of the Credit Agreement. The Company has 10 days from the date of notice to cure the alleged defaults. Management is attempting to refinance this obligation with alternative lenders. In the event we are unsuccessful in either negotiating a settlement with TCA or obtaining alternative financing to satisfy the obligations to TCA under the Credit Agreement, TCA could seek to foreclose on our assets. In that event, we would be unable to continue our business as it is presently conducted, our ability to continue as a going concern is in jeopardy and investors would likely loose their entire investment in our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 21, 2014, the Company converted a Convertible Note due to CLSS Holdings for $282,740 into 1,313,750 shares restricted at a price per share of $0.2136. The recipient was an accredited investors and the issuance was exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

Through March 28, 2014, the Company issued a total of 1,028,921 shares of restricted common stock to five (5) companies in connection with the conversion of convertible debt held. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

From April 1,2014 and through May 5, 2014, the Company issued a total of 542,316 shares to five (5) parties in connection with the conversion of convertible debt in the amount of $250,000 held. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On April 28, 2014, the Company converted $167,853 portion of a Convertible Note due CLSS for $195,000 into 374,394 shares restricted at a price of $0.45. The recipient was an accredited investors and the issuance was exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

Item 3. Defaults Upon Senior Securities.

On May 12, 2014 we received a notice of default under the terms of the Credit Agreement with TCA asserting that we had failed to use the required lockbox and the occurrence of an adverse change in our financial condition. TCA provided us until 10 days to cure the defaults, after which it will enforce its rights under the Credit Agreement. Management is attempting to refinance this obligation with alternative lenders. See Item 1A. – Risk Factors.

Item 4. Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial and Accounting officer *

32.1	Section 1350 Certifications of President and Chief Financial Officer*

10.60	$267,500 Secured Convertible Promissory Note dated February 1, 2014 to CLSS Holdings LLC

10.61	$318,640 Secured Convertible Promissory Note dated February 1, 2014 to CLSS Holdings LLC

10.62	$282,740 Secured Convertible Promissory Note dated February 1, 2014 to CLSS Holdings LLC

10.63	$195,000 Secured Convertible Promissory Note dated February 1, 2014 to CLSS Holdings LLC

10.64	$344,491 Secured Convertible Promissory Note dated February 1, 2014 to CLSS Holdings LLC

10.65	Securities Purchase Agreement dated January 22, 2014 between Sanomedics International Holdings, Inc. and LG Capital Funding, LLC

10.66	Securities Purchase Agreement dated January 16, 2014 between Sanomedics International Holdings, Inc. and Debenturevision LLC

10.67	Securities Purchase Agreement dated March 10, 2014 between Sanomedics International Holdings, Inc. and Union Capital LLC

10.68	Securities Purchase Agreement dated March 10, 2014 between Sanomedics International Holdings, Inc. and Union Capital LLC

10.69	Securities Purchase Agreement dated March 31, 2014 between Sanomedics International Holdings, Inc. and Union Capital LLC

10.70	Debt Purchase Agreement dated March 17, 2014 between Union Capital LLC and Jax Capital Growth LLC

10.71	Securities Purchase Agreement dated March 27, 2014 between Sanomedics International Holdings, Inc. and Jax Capital Growth LLC

101.INS	XBRL INSTANCE DOCUMENT **

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **
____________
*	filed herewith

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sanomedics International Holdings, Inc.

Dated: May 16, 2014	By:	/s/ Keith Houlihan
Keith Houlihan, President

	By:	/s/ David C. Langle
David C. Langle, Chief Financial Officer