Form 10-Q
period 2014-06-30
Sanomedics International Holdings, Inc
filed 2014-08-19
CIK 1501972

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 18,030,724 shares of common stock are issued and outstanding as of August 11, 2014.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “we,” “our,” “us,” and similar terms refers to Sanomedics International Holdings, Inc., a Delaware corporation, and our wholly-owned subsidiaries. In addition, the “second quarter of 2014” refers to the three months ended June 30, 2014, the “second quarter of 2013” refers to the three months ended June 30, 2013, and “2013” refers to the year ending December 31, 2013.

Unless specifically set forth to the contrary, the information which appears on our website at www.sanomedics.com and www.thermomedics.com is not part of this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Sanomedics International Holdings, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$7,059	$9,560
Accounts receivable	47,226	19,225
Inventories	19,747	39,060
Prepaid expense	51,830	612

Total Current Assets	125,862	68,457

Fixed assets, net	24,022	12,562

Patents, net	15,571	16,816

Deposit	7,999	7,999

Total Assets	$173,454	$105,834

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued salaries payable	$559,973	$705,569
Accounts payable and other liabilities	442,529	264,848
Accrued interest payable	175,633	362,284
Accrual for contingencies on contract rescission	158,669	500,000
Revolving line of credit	905,768	-
Notes payable - related parties net of discount, current portion	395,426	-
Convertible notes payable, net of discount	243,631	300,762
Derivative liabilities	1,779,510	1,070,728
Due to related parties	18,151	152,588

Total Current Liabilities	4,679,290	3,356,779

Notes payable - related parties net of discount,net of current portion	1,209,633	1,873,123

Total Liabilities	5,888,923	5,229,902

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value: 1,000 shares authorized, issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1	1
Common stock, $0.001 par value: 250,000,000 shares authorized, 12,911,121 and 4,545,119 issued and outstanding as of June 30, 2014 and December 31,2013, respectively.	12,911	4,545
Additional paid in capital	10,545,353	8,118,299
Stock subscription receivable	(20,000)	(20,000)
Accumulated deficit	(16,253,734)	(13,226,913)

Total Stockholders’ Deficit	(5,715,469)	(5,124,068)

Total Liabilities and Stockholders' Deficit	$173,454	$105,834

See accompanying notes to condensed consolidated financial statements

Sanomedics International Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues, net	$56,012	$63,941	$197,821	$121,079

Cost of goods sold	11,538	17,021	30,224	33,592

Gross profit	44,474	46,920	167,597	87,487

Operating expenses
General and administrative	536,866	269,676	1,132,282	453,808
Stock compensation	74,825	38,842	298,825	255,738
Research and development	21,194	25,750	43,703	53,500
Depreciation and amortization	654	1,899	2,553	3,798

Total operating expenses	633,539	336,167	1,477,363	766,844

Loss from operations	(589,065)	(289,247)	(1,309,766)	(679,357)

Other income (expense)
Amortization of debt discount	(356,894)	(30,898)	(835,877)	(54,337)
Derivative expense	(505,864)	(2,405,507)	(727,915)	(2,405,507)
Change in fair value of derivatives	(46,093)	622,337	18,504	622,337
Interest expense	(99,521)	(27,092)	(171,767)	(53,115)

Total other expense	(1,008,372)	(1,841,160)	(1,717,055)	(1,890,622)

Net loss before income taxes	(1,597,437)	(2,130,407)	(3,026,821)	(2,569,979)
Income taxes	-	-	-	-

Net loss	$(1,597,437)	$(2,130,407)	$(3,026,821)	$(2,569,979)

Net loss per share - basic and diluted	$(0.42)	$(1.04)	$(0.29)	$(1.26)

Weighted average number of shares outstanding during the period - basic and diluted	3,821,545	2,041,010	10,283,252	2,045,442

See accompanying notes to condensed consolidated financial statements

Sanomedics International Holdings, Inc.

 Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,026,821)	$(2,569,979)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,553	3,798
Stock compensation	298,825	255,738
Amortization of debt discount on convertible notes	835,877	54,337
Derivative expense	727,915	2,830,798
Change in fair value of derivative liabilities	(18,504)	(1,047,628)
Changes in operating assets and liabilities
Accounts receivable	(28,001)	(41,259)
Inventories	19,313	(147)
Prepaid expenses and deposits	(51,218)	(418,809)
Accrued salaries payable	-	69,392
Accounts payable and other liabilities	323,989	50,951
Accrued interest payable	78,349	66,856
Accrual for contingencies on contract rescission	(341,331)	-
Due to related parties	(134,437)	60,859
Net Cash Used In Operating Activities	(1,313,491)	(685,095)

CASH FLOWS USED FROM INVESTING ACTIVITIES
Purchase of fixed assets	(12,768)	-
Net Cash Used In Investing Activities	(12,768)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable- related party	595,740	581,492
Proceeds from revolving line of credit, net of payments	905,768	-
Proceeds from convertible notes payable	75,000	150,000
Payoffs of convertible notes payable	(252,750)	-
Net Cash Provided By Financing Activities	1,323,758	731,492
Net (decrease) increase in cash	(2,501)	46,397
Cash - beginning of period	9,560	26,084
Cash - end of period	$7,059	$72,481

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$93,418	$-

NON-CASH FINANCING TRANSACTIONS
Common stock issued for conversion of debt	$1,430,199	$78,197
Accrued salaries payable converted to convertible promissory note-officer	$-	$703,339
Accrued salaries payable converted to common stock	$145,596	$-
Accrued interest payable converted to convertible promissory note-related party	$265,000	$-

See accompanying notes to condensed consolidated financial statements

Sanomedics International Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended December 31, 2013. The interim results for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The condensed consolidated financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

The Company currently has limited revenue and is experiencing recurring losses which have caused an accumulated deficit of $16,253,734 and a working capital deficit of $4,553,428 as of June 30, 2014. These factors raise substantial doubt about its ability to continue as a going concern. Management has financed the Company's operations principally through loans from an affiliate of the Company’s former CEO, who is also one of the principal shareholders. Through June 30, 2014, the Company obtained its liquidity principally from approximately $905,000 of borrowing under a Revolving Line of Credit secured on January 9, 2014 from TCA Global Credit Master Fund, a Cayman Islands limited partnership (“TCA”), and $596,000 of cash advances from a company owned by a former Chairman and CEO and a shareholder of the Company. TCA has asserted a default under the Revolving Line of Credit and filed a lawsuit as described elsewhere herein. The Company may need to continue borrowings from an affiliate of the former Chairman and CEO and the Company's principal shareholder and will also need to raise additional capital. However, management cannot provide any assurances that the Company will be successful in completing this financing and accomplishing any of its plans.

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

Sanomedics International Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2014

(Unaudited)

NOTE 3 – REVOLVING LINE OF CREDIT

On January 9, 2014, we entered into a Senior Secured Revolving Credit Facility Agreement (the "Credit Agreement") with TCA. Pursuant to the Credit Agreement, of which we and our subsidiaries are parties as borrowers, TCA extended to us a $5 million revolving credit facility. An initial credit line of $2,300,000 was provided by TCA at closing, with $1,000,000 funded on the date of closing and the remaining $1,300,000 representing funding for pending acquisitions. As of the date hereof, we are not a party to any pending acquisition for which TCA has approved and to which these funds could be used.

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the "Note") from us and certain of our subsidiaries in the principal amount of $1,000,000. The amount of principal due at June 30, 2014 was $905,768, net of deposits of $94,232 held in lockbox by TCA belonging to the Company. The outstanding balance bears interest at the rate of 11% per annum and matured July 9, 2014. The Note is convertible at the option of TCA into shares of our common stock at a variable conversion price equal to 85% of the lowest daily trading volume weighted average price of our common stock during the five business days preceding the conversion date, however to date the holder has not opted to convert the Note into Company stock.

The Credit Agreement contains negative covenants prevent the Company from entering into any new indebtedness, or become liable, whether as endorser, guarantor, surety for any debt or obligation of any other person, or otherwise consummate any transaction or series of transactions involving the issuance of debt securities of the Company, except for its obligations incurred in the ordinary course of business.

The Credit Agreement also contains financial covenants, which consist of: (1) positive EBITDA to be maintained at all times and, (2) the Company shall have cash flow and revenue projections that are not less than 75% of the cash flow and revenue projections as shown on the financial projections provided by the Company to TCA as part of TCA’s due diligence. As of June 30, 2014, the Company was not in compliance with certain covenants associated with the Credit Agreement. At closing we also paid TCA an equity advisory fee of $160,000 which was paid through the issuance of 134,454 shares of our common stock.

On May 12, 2014, TCA provided the Company with a notice of default of the Credit Agreement. The Company had ten (10) days from the date of notice to cure the alleged defaults. Management is attempting to refinance this obligation with alternative lenders or provide a settlement with TCA. On May 21, 2014, the Company, along with several other entities, filed a Complaint in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, against TCA for breach of contract and unjust enrichment. The Company alleges in the Complaint that TCA loaned $1 million to the Company pursuant to a Credit Agreement that provided for a revolving credit facility of up to $5 million. As alleged in the Complaint, the Credit Agreement provides that all of the Company’s revenues are to be re-directed to a lock-box account controlled solely by TCA. TCA would then pay itself fees and interest, and distribute the remaining revenues to the Company. The Company alleges that TCA breached the Credit Agreement by failing to distribute any of the lock-box revenues collected. The Company further alleges that TCA breached the Credit Agreement by unreasonably withholding approval of an acquisition target and failing to disburse $1.3 million in funds earmarked for the acquisition. The Company seeks damages, return of the moneys owed to the Company, and costs against TCA. On July 1, 2014, TCA filed a separate action against the Company, two officers of the Company, and its wholly owned subsidiaries, claiming that the Company has defaulted on the note, and seeking at least $901,142 (and perhaps as much as $1,112,983) in damages, plus pre-judgment interest, attorney’s fees, costs, foreclosure on associated collateral, and the proceeds from any sale of that collateral. The Company intends to defend against these claims vigorously. The Company has filed a Motion to consolidate the two lawsuits relating to the TCA Credit Agreement.

Sanomedics International Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2014
(Unaudited)

NOTE 3 – REVOLVING LINE OF CREDIT-(continued)

In the event we are unsuccessful in negotiating a settlement with TCA or obtaining alternative financing to satisfy the obligations to TCA under the Credit Agreement, TCA could seek to foreclose on our assets. In that event, we would be unable to continue our business as it is presently conducted and our ability to continue as a going concern is in jeopardy.

NOTE 4 – NOTES PAYABLE –RELATED PARTIES

Notes payable to related parties consists of the following:

	June 30, 2014	December 31, 2013
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrued interest at 9% per annum. (D)	$-	$50,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrued interest at 9% per annum. (D)	-	66,750
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2011. Note accrued interest at 9% per annum. (D)	-	95,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrued interest at 8% per annum., (D)	-	334,787
Five (5) Secured Convertible Promissory Notes-CLSS Holdings LLC, dated February 21, 2014. Notes accrue interest at 8% per annum, due and payable on March 1, 2016 (C)	346,089	-
Secured Convertible Promissory Note-CLSS Holdings LLC, dated February 21, 2014. Notes accrue interest at 8% per annum, due and payable on May 6, 2016 (C)	265,000	-
Two (2) Secured Convertible Promissory Notes-CLSS Holdings LLC, dated June 30, 2014. Note accrues interest at 8% per annum, due and payable on June 1, 2016 (C)	598,544	-
Convertible Promissory Note - Officer dated June 17, 2013. Note accrues interest at 9% per annum, due and payable on March 30, 2015, net of discount of $307,913(B)	395,426	200,954
Total Notes	1,605,059	747,491
Other advances from CLSS Holdings, LLC, not evidenced by a Promissory Note (A)	-	1,125,632
	1,605,059	1,873,123
Less: Current portion	395,426	-
	$1,209,633	$1,873,123

The secured convertible promissory notes above are collateralized by substantially all the assets of the Company, subordinated to the TCA security interest, and are convertible, at the holder's option, into common shares of the Company at a fixed conversion price ranging from $0.25 to $0.50 per share. CLSS Holdings, LLC (“CLSS Holdings”) is wholly owned by the Company's former CEO and a shareholder of the Company.

Sanomedics International Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2014

(Unaudited)

NOTE 4 – NOTES PAYABLE –RELATED PARTIES-(continued)

(A) On February 21, 2014, the Company memorialized the advances from CLSS Holdings into various convertible promissory notes, accruing interest at 9% and matures March 1, 2016.

(B) This note is convertible at a conversion price equal to the discount in the average of the lowest three closing bid prices of the common stock during the 10 day trading days prior to conversion. The embedded conversion features resulted in a derivative liability which has been measured using the Monte Carlo valuation method at June 30, 2014 and December 31, 2014.

(C) On January 28, 2014 and March 24, 2014, convertible notes totaling $596,967 were converted into 4,466,020 shares of common stock at conversion prices of $0.10 and $0.21 per share.

(D) Through the six months ended June 30, 2014, $546,537 was assigned by the holder to five (5) third parties, which subsequently converted to 985,643 shares of common stock.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Third party convertible notes payable consists of the following:

	June 30,	December 31,
	2014	2013

Convertible promissory note with interest at 9% per annum, convertible into common shares at fixed price of $0.50 per share. Matures on August 24, 2014, net of unamortized discount of $18,878 and $37,500, respectively.	$56,122	$37,500

Seven (7) convertible promissory notes with interest ranging from 6% to 12% per annum, convertible into common shares at prices ranging from 10% to 50% discount to defined market prices. Maturity ranges through October 25, 2014, net of unamortized discounts of $-0- and $229,907, respectively (A)(B).	36,500	151,519

Two (2) convertible promissory notes with interest at 12% per annum (zero interest first 90 days) plus a 10% original discount interest, convertible into common shares at a conversion price per share of 30% discount to a defined market price. Matures through December 9, 2014, net of unamortized discount of $10,439 and $97,587 respectively (A)(C).	47,159	111,743

Seven (7) convertible promissory notes with interest ranging from 8% to 12% per annum, convertible into common shares at prices ranging from 25% to 70% discount to defined market prices. Maturity ranges through March 31, 2015, net of unamortized discounts of $268,150.(A)(B)(C)	103,850	-

	243,631	300,762
Less current portion	(243,631)	(300,762)
Long-term portion of convertible debt	$-	$-

Sanomedics International Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2014

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE-(continued)

(A) These convertible promissory notes are generally convertible at a conversion price equal to the discount to the average of the lowest three closing bid prices of the common stock during the 10 trading days prior to conversion. The embedded conversion features resulted in a derivative liability which has been measured using the Monte Carlo valuation method at June 30, 2014 and December 31, 2013.

(B) During the period ended June 30, 2014, six (6) convertible notes totaling $258,275 were converted into 1,163,254 shares of common stock.

(C) During the period ended June 30, 2014, three (3) convertible notes totaling $252,750 were paid.

In accordance with ASC 470-20 Debt with Conversion and Other Options, at time of issuance the Company allocated $752,326 and $828,906 of the derivative liability as discounts against the convertible notes. The discounts are being amortized to interest expense over the term of the notes using the effective interest method. The Company recorded $835,877 and $54,337 of interest expense pursuant to the amortization of the note discounts for the six months ended June 30, 2014 and 2013, respectively.

 NOTE 6 – DERIVATIVE LIABILITIES

The Company analyzed the related party convertible note-officer and convertible promissory notes referred to in Notes 4 and 5 based on the provisions of ASC 815-15 and determined that the conversion options of the convertible notes qualify as embedded derivatives and requires the recognition of derivative liabilities.

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

The aggregate fair value of derivative liabilities as of June 30, 2014 and December 31, 2013 amounted to $1,779,510 and $1,070,728, respectively. The net increase of $708,782 in the fair value of the derivative liabilities from 2013 has been reflected as unamortized discount of $605,380 reflected in the convertible notes payable to officer and third parties, the amortization of debt discount of $835,877 and the change in fair value of the derivatives between the respective periods is included in other income (expenses) amounting to $18,504.

Sanomedics International Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2014

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

TCA Litigation

On May 21, 2014, the Company, along with several other entities, filed a Complaint in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, against TCA for breach of contract and unjust enrichment. The Company alleges in the Complaint that TCA loaned $1 million to the Company pursuant to a Credit Agreement that provided for a revolving credit facility of up to $5 million. As alleged in the Complaint, the Credit Agreement provides that all of the Company’s revenues are to be re-directed to a lock-box account controlled solely by TCA. TCA would then pay itself fees and interest, and distribute the remaining revenues to the Company. The Company alleges that TCA breached the Credit Agreement by failing to distribute any of the lock-box revenues collected. The Company further alleges that TCA breached the Credit Agreement by unreasonably withholding approval of an acquisition target and failing to disburse $1.3 million in funds earmarked for the acquisition. The Company seeks damages, return of the moneys owed to the Company, and costs against TCA. On July 1, 2014, TCA filed a separate action against the Company, two officers of the Company, and its wholly owned subsidiaries, claiming that the Company has defaulted on the note, and seeking at least $901,142 (and perhaps as much as $1,112,983) in damages, plus pre-judgment interest, attorney’s fees, costs, foreclosure on associated collateral, and the proceeds from any sale of that collateral. The Company intends to defend against these claims vigorously. The Company has filed a Motion to consolidate the two lawsuits relating to the TCA Credit Agreement.

JMJ Litigation

On May 29, 2014, Justin Keener d/b/a JMJ Financial (“JMJ”) filed a Complaint against the Company in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida. In the Complaint, JMJ alleges that the Company breached a convertible promissory note dated June 17, 2013, pursuant to which JMJ provided $150,000 to the Company on or about June 19, 2013, and an additional $50,000 to the Company on or about December 12, 2013. JMJ alleges that on February 4, 2014, it agreed to accept $280,000 in satisfaction of the note. JMJ alleges that the Company paid $186,667 to JMJ on February 19, 2014. JMJ alleges that the Company has breached the promissory note by failing to repay the purported outstanding amount of the note either through conversion into the Company’s common stock or through cash payment, and seeks an award of damages (including but not limited to purported lost profits and opportunity costs relating to an inability to convert and thereafter sell the Company’s shares), interest, attorneys’ fees, and costs. On July 21, 2014, the Company filed its Answer, Affirmative Defenses, and Counterclaim against JMJ. As affirmative defenses, the Company asserts, among others, that JMJ is not entitled to the relief requested because the promissory note at issue charges usurious interest rates in violation of Florida’s usury laws, and because JMJ’s claims for lost profits are speculative. The Company also asserts counter-claims for Declaratory Relief (seeking an order that the promissory note is usurious under Florida law and the entire debt and conversion rights thus are unenforceable) and for usury (seeking damages for all moneys paid pursuant to the promissory note, reasonable attorneys’ fees, and costs). The Company intends to defend against these claims vigorously.

Sanomedics International Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2014

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES-(continued)

Prime Time Medical Litigation

After assuming control of the acquisition of Prime Time in August 2013, the Company discovered that the Seller of Prime Time (“Miklos”) failed to disclose that there were on-going audits with respect to Prime Time’s Medicare and Medicaid billings for periods prior to the consummation of the transaction. These audits have escalated and, as a result, Prime Time can no longer invoice Medicare and Medicaid for any products or services and be paid for such products and services until the outcome of the audits which could last at least two years. Also, as a result of other Medicare and Medicaid audits for periods prior to the consummation of the transaction, Medicare and Medicaid are demanding payments for products that Prime Time was paid prior to the closing of the transaction that were improper. It is estimated that Prime Time may owe Medicare and Medicaid up to $500,000 in improper payments and at least another $500,000 in accounts receivable that will not be paid to Prime Time pending the outcome of the audits. On March 13, 2014, after discovering numerous material differences between financial statements reproduced by the Company and the financial statements provided by Miklos in connection with the Stock Purchase Agreement, coupled with the foregoing events and Medicare and Medicaid’s constraint on Prime Time’s business and payment stream, the Board of Directors of the Company determined that the business could no longer survive and thus opted to pursue a rescission of the completed transaction with Prime Time.

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

Exergen Litigation

On May 21, 2013, Exergen Corporation commenced legal action in the United States District Court for the District of Massachusetts against the Company, alleged infringement of certain intellectual property through the Company’s sale of the Caregiver Thermometer, as well as the Company's prior sales of its talking non-contact thermometer. Exergen is seeking various types of relief, including damages and an injunction against further alleged infringement of the intellectual property. On September 3, 2013, the Company filed its answer to Exergens’ complaint and asserted counterclaims and affirmative defenses for non-infringement and invalidity of the asserted patents. The Company believes the alleged claim of infringement is without merit and will vigorously defend its rights to market and sell the thermometers.

Other Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

Sanomedics International Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2014

(Unaudited)

NOTE 8 – COMMON STOCK

On January 16, 2014, the former CEO and shareholder assigned 650 shares of preferred stock from his holdings of 750 shares allocating 452 shares to two (2) members of management, 100 shares to its Chairman of the Board and 98 shares to a family member.

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

On January 21, 2014, and, in connection with a Securities Purchase Agreement and convertible promissory note in the principal amount of $50,000, the Company converted the note into a total of 160,000 shares of the Company’s common stock at a conversion price of $0.03 per share.

On February 28, 2014, the Company issued 107,656 shares of common stock to two (2) parties as commissions on the TCA lending financing.

During January 21, 2014 to March 28, 2014, the Company issued a total of 868,921 shares of restricted common stock to four (4) companies in connection with the conversion of convertible debt held.

On March 28, 2014, the Company issued 134,454 shares of common stock as payment of advisory fee to TCA in connection with the TCA lending facility.

From April 1, 2014 to June 30, 2014, the Company issued a total of 869,333 shares of common stock to six (6) companies in connection with the conversion of convertible debt held.

On April 28, 2014 and May 16, 2014, the Company converted a total of $362,353 portions of a Convertible Note due CLSS totaling $539,491 into 1,152,394 shares restricted at a prices ranging from $0.25 to $0.45.

During April and May 2014, pursuant to portions of Convertible Notes due to CLSS, Holdings the holder assigned to three (3) third parties the principal amounts totaling $140,000.. These three notes were converted on April 24, 2014, May 5, 2014 and May 21, 2014 into a total of 400,000 shares.

On June 9, 2014 the Company issued 182,500 shares of restricted common stock at a price of $0.41 per share to a third party as payment for services related to investor relations.

On June 11, 2014, the Company issued 584,724 shares of restricted common stock to its former CEO and a shareholder at a price per share of $0.25 in settlement of $145,596 of unpaid and accrued salaries.

Sanomedics International Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2014

(Unaudited)

NOTE 9 – SUBSEQUENT EVENTS

Third Party Debt Financing

On July 8, 2014, a portion of a convertible note originally for $265,000 held by CLSS Holdings, was purchased and assigned to a third party lender for $85,000. The convertible promissory note carries interest at 9% per annum, convertible into common shares at fixed price of $0.50 per share and matures on July 7, 2015. On July 11, 2014, a conversion for $20,217 resulted in a share issuance of 175,000 shares.

Share Issuances

During July 2014 and through August 13, 2014, the Company issued a total of 551,811 shares to three (3) parties in connection with the conversion of convertible debt held.

On July 15 and August 4, 2014 the Company issued a total of 1,464,533 shares of restricted common stock to its former CEO and shareholder at a price per share ranging from $0.07 to $0.25 in settlement of $175,132 of unpaid and accrued salaries.

On July 25, 2014, the Company issued 2,904,163 shares of restricted common stock to an officer of the Company in connection with the partial conversion of convertible stock held.

Management has evaluated the subsequent events through August 19, 2014, the date at which the condensed consolidated financial statements were available for issue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the three months and six months ended June 30, 2014 and 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Notice Regarding Forward-Looking Statements appearing earlier in this report together with Part II, Item 1 of this report and Item 1A. Risk Factors, and the Business section in our Annual Report on Form 10-K for the year ended December 31, 2013, as amended, and our subsequent filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

We are a medical technology holding company that focuses on game changing products, services and ideas a place where physicians, entrepreneurs, and medical companies can work together to drive innovative technologies through concept, development, and ultimately commercialization. We plan to grow our existing business organically and through strategic acquisitions specifically relating to medical diagnostic equipment, healthcare staffing, and other related and innovative medical products, services and technology businesses.

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

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues, net	100%	100%	100%	100%

Costs and Expenses as a percentage of net revenues:
Cost of goods sold	21%	27%	15%	28%
Gross margin (loss)	79%	73%	85%	72%
General and administrative	958%	421%	573%	375%
Stock compensation	134%	61%	151%	211%
Research and development	38%	40%	22%	44%
Depreciation and amortization	1%	3%	1%	3%

Loss from operations	-1,052%	-452%	-662%	-561%
Other income(expense):
Amortization of debt discount	-637%	-48%	-422%	-45%
Derivative expense	-903%	-3,765%	-368%	-1,987
Change in fair value of derivatives	-82%	973%	9%	514%
Interest expense	-178%	-42%	-87%	-44%

Net loss	-2,852%	-3,332%	-1,530%	-2,123

Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013

Revenues, net: Our net revenues decreased modestly during the second quarter of 2014 from the comparable periods in 2013, as we continue launch of our new professional model the “Caregiver” compared to the sales of our previous first generation products.

Cost of goods sold: Cost of goods sold consists of product, shipping and other costs. Cost of goods sold as a percentage of revenues, net decreased in the second quarter of 2014 as compared to the first quarter of 2013 due to better lower pricing of the newer professional models during the 2014 period as compared to a mix of product models bearing a higher cost. We anticipate our costs of goods sold as a percentage of revenues, net will remain the same throughout the balance of 2014, although there are no assurances that it will.

Operating Expenses: Operating expenses consist of general and administrative expenses, stock compensation, research and development and depreciation and amortization. For the second quarter of 2014, operating expenses increased primarily as a result of increases in debt issue cost associated with new borrowings, legal and professional fees and commission expense. Overall, our operating expenses increased 88% in the second quarter of 2014 from the second quarter of 2013. These changes reflect increases in general and administrative expenses as well as non-cash stock based compensation, offset by decreases in research and development expenses in the 2014 period.

Other income (expense): Other expense decreased in the 2014 period from the comparable 2013 period. The decrease is primarily attributable to a decrease in derivative expenses associated with conversion prices of convertible note, partially offset by unrealized gains on the fair value of derivatives based upon changes in the market price of the underlying security. We are required to recognize the non-cash gains and losses under GAAP which can materially impact our financial statements from period to period. Additionally the increase in other expenses was attributed to the amortization of discount on the convertible debt and interest expense from the new borrowings.

Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013

Revenues, net: Our net revenues increased substantially for the six months ended June 30, 2014 from the comparable periods in 2013, as a result of the continued selling and marketing of our new professional model the “Caregiver” compared to the sales of our previous first generation products.

Cost of goods sold: Cost of goods sold as a percentage of revenues, net decreased in the six months ended June 30, 2014 from the comparable period in 2013 due to the favorable pricing of the newer professional models .We anticipate our costs of goods sold as a percentage of revenues, net will remain the same throughout the balance of 2014, although there are no assurances that it will.

Operating Expenses: The approximate $710,000 increase in operating expenses for the six months ended June 30, 2014 from the comparable 2013 period was primarily as a result of increases in debt issue cost associated with new borrowings, legal and professional fees and commission expense. Overall, our operating expenses increased 93% for the six months ended June 30, 2014 as compared to 2013. These changes reflect increases in general and administrative expenses as well as non-cash stock based compensation, offset slightly by decreases in research and development expenses in the 2014 period.

  Other income (expense): Other income (expense) decreased modestly in the 2014 period from the comparable 2013 period. The decrease is primarily attributable to a decrease in derivative expenses associated with conversion prices of convertible note, offset by unrealized gains on the fair value of derivatives based upon changes in the market price of the underlying security. We are required to recognize the non-cash gains and losses under GAAP which can materially impact our financial statements from period to period. Additionally the decrease in other income (expense) was attributed to the amortization of discount on the convertible debt and interest expense from the new borrowings.

Financial Condition

June 30, 2014 (unaudited) compared to December 31, 2013

Assets: At June 30, 2014, as compared to December 31, 2013, our current assets increased by approximately $57,000 and our total assets increased by approximately $68,000. The increase in current assets is primarily attributable to increases in prepaid expenses, primarily retainers for legal services.

Liabilities: At June 30, 2014, our current liabilities increased by approximately $1,323,000 from December 31, 2013. This increase is attributable primarily due to the increased borrowing of a $1,000,000 Revolving Line of Credit from TCA and the inclusion of $395,000 current portion of convertible promissory notes due to an officer and director and former CEO of the Company. Our long-term liabilities decreased primarily as a result of the lesser borrowing demand from related parties resulting from the new TCA borrowing and other third party lenders.

Liquidity and Capital Resources

At June 30, 2014 our cash on hand was approximately $7,100. At June 30, 2014, we had a working capital deficit of $4,553,428 as compared to a working capital deficit of $3,288,322 at December 31, 2013.

Since our inception in 2009, we obtained our liquidity principally from approximately $4.0 million principal amount of cash advances from CLSS Holdings, LLC (“CLSS Holdings”) a company owned by our former Chairman and CEO and one of our shareholders. The Company has executed promissory notes totaling approximately $1.1 million as of June 30, 2014, with CLSS Holdings. Each note (a) bears annual interest ranging from 8.0% to 9.0% (20% upon the occurrence, and during the continuance, of an event of default), is convertible into our common stock at a fixed conversion price of $0.50, and is not pre-payable by us, and (b) is subject to a security agreement under which all of our assets secure our loan repayment obligation.

Our net revenues are not sufficient to pay our operating expenses and satisfy our obligations as they become due. Although we expect that our revenues will continue to increase from both our historic operations, there are no assurances our revenues will increase to a level to fund our needs. In addition, even if we succeed in substantially increasing our revenues, we still need substantial additional capital to pay our obligations as they become due and finance our business activities on an ongoing basis, We have approximately $2,500,000 in secured obligations between TCA and the related parties which mature in July 2014 and through March 2016, respectively, which are secured by substantially all of our assets, and we do not have sufficient funds to pay those obligations. In May 2014 TCA has asserted that we are in default under the terms of the loan agreements and we have until May 22, 2014 to cure that default. We are attempting to refinance this obligation with other lenders. If we are unsuccessful in either negotiating a settlement with TCA or refinancing this obligation, TCA, which has a first position security interest, could seek to foreclose on all of our assets. If it were successful, we would be unable to continue our business as it is presently conducted and investors could lose their entire investments in our company.

At June 30, 2014, we had approximately $7,100 in cash on hand; and unless and until we receive additional financing from third parties, which we may never achieve, in the absence of on-going cash infusions on an as needed basis by CLSS Holdings, we would be unable to continue to operate. If we are unable to pay our obligations as they become due, the related parties who are holders of the secured notes could seek to foreclose on our assets. In that event, we would be unable to continue our business and operations as they are now conducted and investors could lose their entire investments in our company.

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

Summary of Cash Flow for the six months ended June 30, 2014

	Six Months Ended June 30,
	2014		2013

Net cash used in operating activities		$(1,313,491)	$(685,095)
Net cash used in investing activities	$	(12,768)	$-
Net cash provided by financing activities		$1,323,758	$731,492

Operating Activities

Our total cash used by operating activities increased 92% for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The increase is primarily due to increases in non-cash impact primarily associated with expenses associated with embedded liabilities on convertible debt and prepaid expenses, offset by the decreases in accrued salaries and other liabilities.

Investing Activities

During the 2014 period we used cash for additional tooling of molds for accessories to our thermometer. We did not use any cash for investing activities in the 2013 period.

Financing Activities

Our total cash provided for financing activities increased by 81% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase is primarily due to the additional Revolving Line of Credit borrowing from TCA and increases in net proceeds of notes issued to related parties and third parties.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to the various legal proceedings and claims discussed below as well as certain other claims that have not been resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility that the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for the reporting period could be materially adversely affected. See the risk factor “If TCA should seek to foreclose on our assets, we would be unable to continue our business.” in Part II, Item 1A of this 10-Q under the heading “Risk Factors”.

Exergen Corporation

On May 21, 2013, Exergen Corporation commenced legal action in the United States District Court for the District of Massachusetts against the Company, alleged infringement of certain intellectual property through the Company’s sale of the Caregiver Thermometer, as well as the Company's prior sales of its talking non-contact thermometer. Exergen is seeking various types of relief, including damages and an injunction against further alleged infringement of the intellectual property. On September 3, 2013, the Company filed its answer to Exergens’ complaint and asserted counterclaims and affirmative defenses for non-infringement and invalidity of the asserted patents. The Company believes the alleged claim of infringement is without merit and will vigorously defend its rights to market and sell the thermometers.

Prime Time Medical and Mark Miklos

After assuming control of the acquisition of Prime Time in August 2013, the Company discovered that the Seller of Prime Time (“Miklos”) failed to disclose that there were on-going audits with respect to Prime Time’s Medicare and Medicaid billings for periods prior to the consummation of the transaction. These audits have escalated and, as a result, Prime Time can no longer invoice Medicare and Medicaid for any products or services and be paid for such products and services until the outcome of the audits which could last at least two years. Also, as a result of other Medicare and Medicaid audits for periods prior to the consummation of the transaction, Medicare and Medicaid are demanding payments for products that Prime Time was paid prior to the closing of the transaction that were improper. It is estimated that Prime Time may owe Medicare and Medicaid up to $500,000 in improper payments and at least another $500,000 in accounts receivable that will not be paid to Prime Time pending the outcome of the audits. On March 13, 2014, after discovering numerous material differences between financial statements reproduced by the Company and the financial statements provided by Miklos in connection with the Stock Purchase Agreement, coupled with the foregoing events and Medicare and Medicaid’s constraint on Prime Time’s business and payment stream, the Board of Directors of the Company determined that the business could no longer survive and thus opted to pursue a rescission of the completed transaction with Prime Time.

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

Justin Keener d/b/a JMJ Financial

On May 29, 2014, Justin Keener d/b/a JMJ Financial (“JMJ”) filed a Complaint against the Company in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida. In the Complaint, JMJ alleges that the Company breached a convertible promissory note dated June 17, 2013, pursuant to which JMJ provided $150,000 to the Company on or about June 19, 2013, and an additional $50,000 to the Company on or about December 12, 2013. JMJ alleges that on February 4, 2014, it agreed to accept $280,000 in satisfaction of the note. JMJ alleges that the Company paid $186,667 to JMJ on February 19, 2014. JMJ alleges that the Company has breached the promissory note by failing to repay the purported outstanding amount of the note either through conversion into the Company’s common stock or through cash payment, and seeks an award of damages (including but not limited to purported lost profits and opportunity costs relating to an inability to convert and thereafter sell the Company’s shares), interest, attorneys’ fees, and costs. On July 21, 2014, the Company filed its Answer, Affirmative Defenses, and Counterclaim against JMJ. As affirmative defenses, the Company asserts, among others, that JMJ is not entitled to the relief requested because the promissory note at issue charges usurious interest rates in violation of Florida’s usury laws, and because JMJ’s claims for lost profits are speculative. The Company also asserts counter-claims for Declaratory Relief (seeking an order that the promissory note is usurious under Florida law and the entire debt and conversion rights thus are unenforceable) and for usury (seeking damages for all moneys paid pursuant to the promissory note, reasonable attorneys’ fees, and costs). The Company intends to defend against these claims vigorously.

TCA Global Credit Master Fund, LP

On May 21, 2014, the Company, along with several other entities, filed a Complaint in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, against TCA Global Credit Master Fund, LP (“TCA”) for breach of contract and unjust enrichment. The Company alleges in the Complaint that TCA loaned $1 million to the Company pursuant to a Credit Agreement that provided for a revolving credit facility of up to $5 million. As alleged in the Complaint, the Credit Agreement provides that all of the Company’s revenues are to be re-directed to a lock-box account controlled solely by TCA. TCA would then pay itself fees and interest, and distribute the remaining revenues to the Company. The Company alleges that TCA breached the Credit Agreement by failing to distribute any of the lock-box revenues collected. The Company further alleges that TCA breached the Credit Agreement by unreasonably withholding approval of an acquisition target and failing to disburse $1.3 million in funds earmarked for the acquisition. The Company seeks damages, return of the moneys owed to the Company, and costs against TCA. On July 1, 2014, TCA filed a separate action against the Company, two officers of the Company, and its wholly owned subsidiaries, claiming that the Company has defaulted on the note, and seeking at least $901,142 (and perhaps as much as $1,112,983) in damages, plus pre-judgment interest, attorney’s fees, costs, foreclosure on associated collateral, and the proceeds from any sale of that collateral. The Company intends to defend against these claims vigorously. The Company has filed a Motion to consolidate the two lawsuits relating to the TCA Credit Agreement.

Item 1A. Risk Factors.

Please see the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for year ended December 31, 2013, as amended, filed with the SEC. In addition, new risk factors may emerge from time to time, including:

If TCA should seek to foreclose on our assets, we would be unable to continue our business.

On May 12, 2014, TCA issued us a notice of default of the Credit Agreement and on July 1, 2014 filed a related lawsuit. The Company has 10 days from the date of notice to cure the alleged defaults. Management is attempting to refinance this obligation with alternative lenders. In the event we are unsuccessful in either negotiating a settlement with TCA or obtaining alternative financing to satisfy the obligations to TCA under the Credit Agreement, TCA could seek to foreclose on our assets. In that event, we would be unable to continue our business as it is presently conducted, our ability to continue as a going concern is in jeopardy and investors would likely lose their entire investment in our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From April 1, 2014 and through June 30, 2014, the Company issued a total of 869,333 shares to six (6) parties in connection with the conversion of convertible debt in the amount of $247,219 held. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On May 16, 2014, the Company converted $194,000 portions of two (2) Convertible Notes due to CLSS Holdings for $611,991 into 778,000 shares restricted at a price per share of $0.25. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

On June 9, 2014 the Company issued 182,500 shares of restricted common stock at a price of $0.41 per share to a public relations firm as settlement of services related to investor relations. The recipients were accredited or otherwise sophisticated investors who had access to financial and business information concerning the Company. The issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4a(2) of that act.

During April and May 2014, pursuant to portions of Convertible Notes due to CLSS and sold to three (3) third parties by the original holder in the principal amounts totaling $140,000 pursuant to three (3) separate Debt Purchase and Assignment Agreements. The reassigned notes carried the same terms as the original with interest at 7.5% per annum, a note conversion into common shares at a fixed conversion price of $0.50 per share, and a maturity date of March 30, 2015. These three notes were converted on April 24, 2014, May 5, 2014 and May 21, 2014 into a total of 400,000 shares. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On June 11, 2014, the Company issued 584,724 shares of restricted common stock to its former CEO and a shareholder at a price per share of $0.25 in settlement of $145,596 of unpaid and accrued salaries. The issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4a(2) of that act.

On July 8, 2014,a portion of a convertible note originally for $265,000 held by CLSS Holdings LLC was purchased and assigned to a third party lender for $85,000. The convertible promissory note carries interest at 9% per annum, convertible into common shares at fixed price of $0.50 per share and matures on July 7, 2015, On July 11, 2014, a conversion for $20,217 resulted in a share issuance of 175,000 shares.

During July 2014 and through August 13, 2014, the Company issued a total of 551,811 shares to three (3) parties in connection with the conversion of convertible debt held. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On July 15 and August 4, 2014 the Company issued a total of 1,464,533 shares of restricted common stock to its former CEO and a shareholder at a price per share of ranging from $0.07 to $0.25 in settlement of $175,132 of unpaid and accrued salaries. The issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4a(2) of that act.

Item 3. Defaults Upon Senior Securities.

On May 12, 2014 we received a notice of default under the terms of the Credit Agreement with TCA asserting that we had failed to use the required lockbox and the occurrence of an adverse change in our financial condition. TCA provided us until 10 days to cure the defaults, after which it would enforce its rights under the Credit Agreement. Management is attempting to refinance this obligation with alternative lenders. See Item 1A. – Risk Factors.

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

Sanomedics International Holdings, Inc.

August 19, 2014	By:	/s/ Keith Houlihan
Keith Houlihan, President

	By:	/s/ David C. Langle
David C. Langle, Chief Financial Officer

