Form 10-Q
period 2014-09-30
Sanomedics International Holdings, Inc
filed 2014-11-14
CIK 1501972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 113,672,248 shares of common stock are issued and outstanding as of November 11, 2014.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about our:

•	our revenues and profits are not assured,

•	we may be unable to continue as a going concern,

•	ability to close the pending acquisition,

•	our ability to pay our obligations represented by secured notes when they become due,

•	we may not be able to obtain the substantial additional capital we need,

•	cost and quality issues might arise from our dependence on a third-party suppliers,

•	we may be unable to make or successfully integrate acquisitions,

•	we may not be able to compete effectively,

•	our research and development may be unsuccessful; our next generation products may not be developed, or if developed, may fail to win commercial acceptance,

•	we may be unable to develop next generation products if we cannot hire electrical engineers,

•	growth, if any, could be unmanageable,

•	product shortages may arise if our contract manufacturer fails to comply with government regulations,

•	our medical devices may not meet government regulations,

•	current economic conditions may jeopardize our fund-raising efforts,

•	our intellectual property may not be protectable,

•	we face intellectual property risks that may negatively affect our brand names, reputation, revenues, and potential profitability,

•	our trademarks are valuable, and any inability to protect them could reduce the value of our products and brands,

•	product warranties and product liabilities could be costly,

•	we may be unable to replace current management, we may receive unfavorable results in the outcome of any pending lawsuits.

•	management actions could cause substantial dilution and stock price declines and discourage a takeover,

•	we are engaged in a number of related party transactions,

•	our common stock is quoted on the OTC Markets, which may discourage investors from purchasing it more than if it was listed on a national exchange,

•	our common stock is illiquid,

•	the application of the “penny stock” rules could adversely affect transactions in our common stock and could increase transaction cost,

•	the price of our common stock may be very volatile,

•	a significant portion of our outstanding shares are restricted securities and the sale of those shares will depress our stock price

•	as an issuer of a “penny stock,” the protection provided by the Federal securities laws relating to forward looking statements does not apply to us, and

•	we have not paid dividends in the past and do not expect to pay dividends for the foreseeable future. Any return on investment may be limited to the value of our common stock, if any.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “we,” “our,” “us,” and similar terms refers to Sanomedics International Holdings, Inc., a Delaware corporation, and our wholly-owned subsidiaries. In addition, the “third quarter of 2014” refers to the three months ended September 30, 2014, the “third quarter of 2013” refers to the three months ended September 30, 2013, and “2013” refers to the year ended December 31, 2013 and “2014” refers to the year ending December 31, 2014..

Unless specifically set forth to the contrary, the information which appears on our website at www.sanomedics.com and www.thermomedics.com is not part of this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sanomedics International Holdings, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$40,103	$9,560
Accounts receivable	30,786	19,225
Inventories	9,184	39,060
Prepaid expenses	682,915	612

Total Current Assets	762,988	68,457

Fixed assets, net	23,368	12,562

Patents, net	13,081	16,816

Deposit	7,999	7,999

Total Assets	$807,436	$105,834

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued salaries payable	$348,608	$705,569
Accounts payable and other liabilities	430,356	264,848
Accrued interest payable	233,904	362,284
Accrual for contingencies on contract rescission	165,669	500,000
Common stock payable	22,500	-
Convertible notes payable and advances - related parties net of discount, current portion	435,161	-
Convertible notes payable, net of discount	2,145,021	300,762
Derivative liabilities	2,617,024	1,070,728
Due to related parties	18,151	152,588

Total Current Liabilities	6,416,394	3,356,779

Convertible notes payable and advances- related parties net of discount, net of current portion	755,378	1,873,123

Total Liabilities	7,171,772	5,229,902

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value: 1,000 shares authorized, issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	1	1
Common stock, $0.001 par value: 250,000,000 shares authorized, 23,859,810 and 4,545,119 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.	23,860	4,545
Additional paid in capital	11,546,928	8,118,299
Stock subscription receivable	(20,000)	(20,000)
Accumulated deficit	(17,915,125)	(13,226,913)

Total Stockholders’ Deficit	(6,364,336)	(5,124,068)

Total Liabilities and Stockholders' Deficit	$807,436	$105,834

See accompanying notes to condensed consolidated financial statements

Sanomedics International Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
		(Restated)		(Restated)

Revenues, net	$83,181	$90,671	$281,002	$211,750

Cost of goods sold	12,703	12,197	42,928	45,789

Gross profit	70,478	78,474	238,074	165,961

Operating expenses
General and administrative	809,641	299,679	1,941,924	753,487
Stock compensation	29,755	93,000	328,580	348,738
Research and development	-	24,250	43,703	77,750
Depreciation and amortization	3,144	1,899	5,697	5,697

Total operating expenses	842,540	418,828	2,319,904	1,185,672

Loss from operations	(772,062)	(340,354)	(2,081,830)	(1,019,711)

Other income (expense)
Amortization of debt discount on convertible notes	(465,429)	(87,650)	(1,301,306)	(141,987)
Derivative expense	(125,860)	(38,131,952)	(853,775)	(40,537,459)
Change in fair value of derivative liabilities	(9,350)	39,874,301	9,154	40,496,638
Loss on acquisition rescission	-	(1,250,000)	-	(1,250,000)
Interest expense	(288,690)	(4,588)	(460,457)	(57,703)

Total other (expense) income	(889,329)	400,111	(2,606,384)	(1,490,511)

Net (loss) income before income taxes	(1,661,391)	59,757	(4,688,214)	(2,510,222)
Income taxes	-	-	-	-

Net (loss) income	$(1,661,391)	$59,757	$(4,688,214)	$(2,510,222)

Net (loss) income per share - basic and diluted	$(0.20)	$0.01	$(0.35)	$(1.23)

Weighted average number of shares outstanding during the period - basic and diluted	8,486,686	4,081,174	13,528,789	2,045,442

See accompanying notes to condensed consolidated financial statements

Sanomedics International Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,688,214)	$(2,510,222)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,697	5,697
Stock compensation	328,580	348,738
Amortization of debt discount on convertible notes	1,301,306	141,987
Derivative expense	853,775	40,537,459
Change in fair value of derivative liabilities	(9,154)	(40,496,638)
Loss on rescission	-	1,250,000
Refinancing costs for revolving line of credit	474,131	-
Changes in operating assets and liabilities
Accounts receivable	(11,561)	46,138
Inventories	29,876	850
Prepaid expenses and deposits	157,697	(10,634)
Accrued salaries payable	-	119,391
Accounts payable and other liabilities	270,168	(36,161)
Accrued interest payable	136,620	71,263
Accrual for contingencies on contract rescission	(334,331)	-
Due to related parties	(134,437)	84,872
Net Cash Used In Operating Activities	(1,619,847)	(447,260)

CASH FLOWS USED FROM INVESTING ACTIVITIES
Advances made to Prime Time Medcal	-	(400,000)
Purchase of fixed assets	(12,768)	-
Net Cash Used In Investing Activities	(12,768)	(400,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable and advances - related party	838,240	539,490
Proceeds from common stock subscription	22,500	-
Proceeds from revolving line of credit	905,768	-
Proceeds from convertible notes payable	149,400	375,000
Payoffs of convertible notes payable	(252,750)	-

Net Cash Provided By Financing Activities	1,663,158	914,490

Net change in cash	30,543	67,230

Cash - beginning of year	9,560	26,084

Cash - end of period	40,103	93,314

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-

Interest	$93,418	$-

NON-CASH TRANSACTIONS:
Common stock issued to consultants for services	$29,755	$-
Common stock issued for conversion of debt	$771,404	$102,985
Common stock issued for acquisition	$-	$750,000
Accrued salaries payable converted to convertible promissory note-officer	$-	$703,339
Accrued salaries payable converted to common stock	$211,365	$-
Borrowings under revolving line of credit to convertible notes	$1,404,899	$-

See accompanying notes to condensed consolidated financial statements

Sanomedics International Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Sanomedics International Holdings, Inc. (referred to herein as “we”, “us”, “our” or the “Company”) is a medical technology products and services holding company which through its subsidiaries, designs, develops, markets and distributes non-invasive infrared thermometers principally for healthcare providers.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X of the U.S. Securities and Exchange Commission. Accordingly, they do not include all the information and notes required by GAAP for annual financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments considered necessary to present fairly the financial position of the Company as of September 30, 2014 and December 31, 2013, and the condensed consolidated results of operations and cash flows for the nine months ended September 30, 2014 and 2013. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Thermomedics, Inc. (since July 2009), Anovent Inc. (since December 2011) and Biscayne Medical LLC (since July 2014). All significant inter-company accounts and transactions have been eliminated in consolidation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, which contains the audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended December 31, 2013. The interim results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 28, 2014, the Company announced that it would restate its previously issued unaudited condensed consolidated financial statements at September 30, 2013 and for the three and nine months then ended as contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013. This restatement reverses all balances pertaining to the original recording of the Prime Time Medical, Inc. (“PTM”) acquisition which took place on August 30, 2013.

The Board of Directors of the Company concluded that the stock purchase agreement of PTM was not legally consummated and therefore consolidation was not appropriate. Accordingly the Company decided to rescind the completed transaction with PTM as if it did not occur, after discovering numerous material irregularities and differences between financial statements reproduced by the Company and the financial statements provided by Mark Miklos (“Seller”), the seller of PTM in connection with the Purchase Agreement.

The Company also discovered that the Seller failed to disclose that there were on-going audits with respect to PTM’s Medicare and Medicaid billings for periods prior to the consummation of the transaction. These audits escalated and, as a result, PTM could no longer invoice Medicare and Medicaid for any products or services and be paid for such products and services until the outcome of the audits which were estimated to last at least two years. Also, as a result of other Medicare and Medicaid audits for periods prior to the consummation of the transaction,

Sanomedics International Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2014

(Unaudited)

NOTE 2 – RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

Medicare and Medicaid is demanding reimbursement for products that PTM was paid for prior to the closing of the transaction that were improperly reported. It is estimated that PTM may owe Medicare and Medicaid up to $500,000 in improper payments. In addition, there were approximately $500,000 in accounts receivable that will not be paid to PTM pending the outcome of the audits.

On March 13, 2014 the Board concluded that as a result of the foregoing events and Medicare and Medicaid’s constraint on PTM’s business and payment stream, the business could no longer survive and should immediately cease operating.

The following tables present the impact of the restatement on the Company’s previously issued condensed consolidated financial statements.

Condensed Consolidated Balance Sheets:

	September 30, 2013			September 30,
	As previously			2013
	Reported	Adjustments		As Restated
Current Assets	$1,257,877		$(1,104,652)	$153,225
Fixed Assets	95,426		(80,339)	15,087
Other Assets	3,135,641		(3,094,581)	41,060

Total Assets	$4,488,944		$(4,279,572)	$209,372

Current Liabilities	$5,334,182		$(3,015,987)	$2,318,195
Total liabilities	8,188,621		(3,397,504)	4,791,117

Total Stockholders’ Deficit	$(3,699,677)	$	(882,068)	$(4,581,745)

Condensed Consolidated Statements of Operations:

	Three months ended September 30, 2013
	As previously
	Reported		Adjustments		As Restated

Revenues, net		$422,827	$	(332,156)	$90,671
Gross profit		123,716		(45,242)	78,474
Total Operating expenses		586,459		(167,631)	418,828

Loss from operations		(462,743)		(122,389)	(340,354)
Total other income		385,956		14,155	400,111
Net Income (Loss)	$	(76,787)		$136,544	$59,757

Net loss per share-basic and diluted	$	( -)	$	(0.01)	$0.01

Sanomedics International Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2014

(Unaudited)

NOTE 2 – RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

	Nine months ended September 30, 2013
	As previously
	Reported	Adjustments		As Restated

Revenues, net	$543,906	$	(332,156)		$211,750
Gross profit	211,204		(45,243)		165,961
Total Operating expenses	1,353,302		(167,630)		1,185,672

Loss from operations	(1,142,098)		(122,387)		(1,019,711)
Total other income (expense)	(1,504,667)		14,156		(1,490,511)
Net Loss	$(2,646,765)		$136,543		$(2,510,222)

Net loss per share-basic and diluted	$ (0.16)	$	(1.07)	$	(1.23)

Condensed Consolidated Statement of Cash Flows:

	Nine months ended September 30, 2013
	As previously
	Reported	Adjustments		As Restated

Net cash used in operating activities	$(419,161)	$	(28,099)	$(447,260)

Net cash used in investing activities	$(562,302)		$162,302	$(400,000)

Net cash provided by financing activities	$1,048,693	$	(134,203)	$914,490

Net increase in cash	$67,230		$-	$67,230

NOTE 3 – LIQUIDITY AND GOING CONCERN

The condensed consolidated financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

The Company currently has limited revenue and is experiencing recurring losses which have caused an accumulated deficit of $17,915,125 and a working capital deficit of $5,653,407 as of September 30, 2014. These factors raise substantial doubt about its ability to continue as a going concern. Management has financed the Company's operations principally through loans from third parties including CLSS Holdings LLC (“CLSS”), a company owned by a former officer and a shareholder of the Company. Through September 30, 2014, the Company obtained its liquidity principally from approximately $906,000 of borrowing under a Revolving Line of Credit secured on January 9, 2014 from TCA Global Credit Master Fund (“TCA”), which was assumed by Redwood Management LLC (“Redwood”) on September 23, 2014, and $838,000 of cash advances from CLSS. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in completing this financing and accomplishing any of its plans.

Sanomedics International Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2014

(Unaudited)

NOTE 3 – LIQUIDITY AND GOING CONCERN-(continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – REVOLVING LINE OF CREDIT AND REFINANCING

TCA Credit Agreement:

On January 9, 2014, we entered into a Senior Secured Revolving Credit Facility Agreement (the "Credit Agreement") with TCA. Pursuant to the Credit Agreement, TCA extended to us a $5 million revolving credit facility. An initial credit line of $2,300,000 was provided by TCA at closing, with $1,000,000 funded on the date of closing and the remaining $1,300,000 representing funding for pending acquisitions.

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the "Note") from us and certain of our subsidiaries in the principal amount of $1,000,000 which bore interest at the rate of 11% per annum and matured July 9, 2014. The Note was convertible at the option of TCA into shares of our common stock at a variable conversion price equal to 85% of the lowest daily trading volume weighted average price of our common stock during the five business days preceding the conversion date, however to date the holder has not opted to convert the Note into Company stock. At closing we also paid TCA an equity advisory fee of $160,000 which was paid through the issuance of 134,454 shares of our common stock.

The Credit Agreement contained negative and financial covenants. The Company was not in compliance with certain of these covenants and on May 12, 2014, TCA provided the Company with a notice of default of the Credit Agreement. On May 21, 2014, the Company, along with several other entities, filed a Complaint in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, against TCA for breach of contract and unjust enrichment. On July 1, 2014, TCA filed a separate action against the Company, two officers of the Company, and its wholly owned subsidiaries, claiming that the Company has defaulted on the note, and seeking at least $901,142 in damages, plus pre-judgment interest, attorney’s fees, costs, foreclosure on associated collateral, and the proceeds from any sale of that collateral.

Redwood Refinancing:

On September 23, 2014, we executed a series of agreements with TCA and Redwood including a certain amendment agreement with Redwood, modifying the Credit Agreement previously entered into with TCA on January 9, 2014. Redwood entered into a Debt Purchase Agreement with TCA related to the TCA obligations. Pursuant to those agreements, Redwood assumed the TCA obligations, including conversion rights of TCA transferred to Redwood. In connection therewith, the Company executed two replacement revolving notes, one for $117,075 and a second for $1,287,824 (the “Notes”). The Notes are convertible at the option of Redwood into shares of our common stock. Refer to Note 5.

Sanomedics International Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2014

(Unaudited)

NOTE 4 – REVOLVING LINE OF CREDIT AND REFINANCING- (continued)

The foregoing refinancing lifted the pending default status of the TCA obligations and also placed their current litigation proceedings against the Company and certain of its officers in abeyance until the TCA obligations were entirely paid in full.

On October 20, 2014, Redwood accelerated the complete payoff of the Note to TCA and, accordingly, the Company was deemed to have satisfied all outstanding debt obligations owed to TCA and all litigation between the Company, its officers and TCA was dismissed.

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND ADVANCES –RELATED PARTIES, NET OF DISCOUNTS

Convertible notes payable and advances to related parties consists of the following:

	September 30, 2014	December 31, 2013
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrued interest at 9% per annum. (D)	$-	$50,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrued interest at 9% per annum. (D)	-	66,750
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2011. Note accrued interest at 9% per annum. (D)	-	95,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrued interest at 8% per annum.	-	334,787
Five (5) Secured Convertible Promissory Notes-CLSS Holdings LLC, dated February 21, 2014. Notes accrue interest at 8% per annum, due and payable on March 1, 2016 (C)(D)	132,476	-
Secured Convertible Promissory Note-CLSS Holdings LLC, dated May 8, 2014. Notes accrue interest at 8% per annum, due and payable on May 6, 2016 (C)(D)	95,000	-
Two (2 Secured Convertible Promissory Notes-CLSS Holdings LLC, dated June 30, 2014. Note accrues interest at 8% per annum, due and payable on June 1, 2016 (C)(D)	527,902	-
Convertible Promissory Note - Officer dated June 17, 2013. Note accrues interest at 9% per annum, due and payable on March 30, 2015 , net of discount of $210,678(B)	192,661	200,954
Total Notes	948,039	747,491
Other advances from CLSS Holdings, LLC, not evidenced by a Promissory Note (A)	242,500	1,125,632
	1,190,539	1,873,123
Less: Current portion	435,161	-
	$755,378	$1,873,123

Sanomedics International Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2014

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND ADVANCES –RELATED PARTIES, NET OF DISCOUNTS (continued)

The secured convertible promissory notes above are collateralized by substantially all the assets of the Company, and are convertible, at the holder's option, into common shares of the Company at a fixed conversion price ranging from $0.25 to $0.50 per share.

(A) On February 21, 2014 the Company memorialized advances from CLSS into various convertible promissory notes, accruing interest at 9% and matures March 1, 2016.

(B) This note is convertible at a conversion price equal to the discount in the average of the lowest three closing bid prices of the common stock during the 10 day trading days prior to conversion. The embedded conversion features resulted in a derivative liability which has been measured using the Monte Carlo valuation method at September 30, 2014 and December 31, 2013. On July 25, 2014, the Company issued 2,904,163 shares of restricted common stock in connection with the partial redemption of convertible debt.

(C) Through the nine (9) months ended September 30, 2014, convertible notes totaling $667,609 were converted into 5,330,500 shares of common stock at conversion prices ranging from $0.08 to $0.21 per share.

(D) Through the nine (9) months ended September 30, 2014, $709,750 was assigned by the holder to eight (8) third parties, which subsequently converted to 3,347,332 shares of common stock at conversion prices ranging from $0.02 to $0.36 per share.

NOTE 6 – CONVERTIBLE NOTES PAYABLE, NET OF DISCOUNTS

Third party convertible notes payable consists of the following:

	September 30,	December 31,
	2014	2013
Convertible promissory note with interest at 9% per annum, convertible into common shares at fixed price of $0.50 per share. Matures on August 24, 2014, net of unamortized discount of $9,503 and $37,500, respectively (E).	$65,497	$37,500

Seven (7) convertible promissory notes with interest ranging from 6% to 12% per annum, convertible into common shares at prices ranging from 10% to 50% discount to defined market prices. Maturity ranges through October 25, 2014, net of unamortized discounts of $-0- and $229,907, respectively (A) (B) (E).	36,500	151,519

Two (2) convertible promissory notes with interest at 12% per annum (zero interest first 90 days) plus a 10% original discount interest, convertible into common shares at a conversion price per share of 30% discount to a defined market price. Matures through December 9, 2014, net of unamortized discount of $4,361 and $97,587 respectively (A)(C).	53,237	111,743

Seven (7) convertible promissory notes with interest ranging from 8% to 12% per annum, convertible into common shares at prices ranging from 25% to 70% discount to defined market prices. Maturity ranges through March 31, 2015, net of unamortized discounts of $204,693.(A)(B)(C)	117,308	-

Sanomedics International Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2014

(Unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE, NET OF DISCOUNTS-(continued)

Four (4) convertible promissory notes with interest ranging from 8% to 12% per annum, convertible into common shares at a conversion prices per share of 50% discount to a defined market prices. Maturity ranges through September 11, 2015, net of unamortized discounts of $260,312.(A)(B)(C)	101,519	-
Two (2) convertible promissory notes with interest at 8% per annum, convertible into common shares at a conversion price per share of 15% discount to a defined market price. Matures through August 1, 2015, net of unamortized discount of $124,544 and $ -0-, respectively. (A)	715,456	-
Convertible promissory note with interest at 12% per annum, convertible into common shares at a conversion price per share of 15% discount to a defined market price. Matures on September 21, 2015, net of unamortized discount of $76,722 and $ -0-, respectively.(A)(D) See Note 4	15,353	-

Convertible promissory note with interest at 12% per annum, convertible into common shares at a conversion price per share of 15% discount to a defined market price. Matures on September 21, 2015, net of unamortized discount of $247,672 and $ -0-, respectively.(A) See Note 4	1,040,151	-
	2,145,021	300,762
Less current portion	(2,145,021)	(300,762)
Long-term portion of convertible debt	$-	$-

(A) These convertible promissory notes are generally convertible at a conversion price equal to the discount to the average of the lowest three closing bid prices of the common stock during the 10 trading days prior to conversion. The embedded conversion features resulted in a derivative liability which has been measured using the Monte Carlo valuation method at September 30, 2014 and December 31, 2013.

(B) Through the period ended September 30, 2014, six (6) convertible notes totaling $375,057 were converted into 3,570,790 shares of common stock.

(C) Through the period ended September 30, 2014, three (3) convertible notes totaling $252,750 were paid.

(D) On September 29, 2014, $25,000 of debt was converted into 896,539 shares of common stock.

(E) Pending conversion of debt to common stock at request of debt holder.

In accordance with ASC 470-20 Debt with Conversion and Other Options, at time of issuance the Company allocated $1,708,608 and $828,906 of the derivative liability as discounts against the convertible notes. The discounts are being amortized to interest expense over the term of the notes using the effective interest method. The Company recorded $1,301,306 and $54,337 of interest expense pursuant to the amortization of the note discounts for the nine months ended September 30, 2014 and 2013, respectively.

Sanomedics International Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2014

(Unaudited)

NOTE 7– DERIVATIVE LIABILITIES

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

The aggregate fair value of derivative liabilities as of September 30, 2014 and December 31, 2013 amounted to $2,617,024 and $1,070,728, respectively. The net increase of $1,546,296 in the fair value of the derivative liabilities from 2013 has been reflected as unamortized discount of $1,138,484 reflected in the convertible notes payable to officer and third parties, the amortization of debt discount of $1,301,306 and the change in fair value of the derivatives between the respective periods is included in other income (expenses) amounting to $9,154.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

JMJ Litigation

On May 29, 2014, Justin Keener d/b/a JMJ Financial (“JMJ”) filed a Complaint against the Company in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida. In the Complaint, JMJ alleges that the Company breached a convertible promissory note dated June 17, 2013, pursuant to which JMJ provided $150,000 to the Company on or about June 19, 2013, and an additional $50,000 to the Company on or about December 12, 2013. JMJ alleges that on February 4, 2014, it agreed to accept $280,000 in satisfaction of the note. JMJ alleges that the Company paid $186,667 to JMJ on February 19, 2014. On July 21, 2014, the Company filed its Answer, Affirmative Defenses, and Counterclaim against JMJ. As affirmative defenses, the Company asserts, among others, that JMJ is not entitled to the relief requested because the promissory note at issue charges usurious interest rates in violation of Florida’s usury laws, and because JMJ’s claims for lost profits are speculative. The Company also asserts counter-claims for Declaratory Relief (seeking an order that the promissory note is usurious under Florida law and the entire debt and conversion rights thus are unenforceable, and all moneys paid on the Note by the Company to JMJ must be returned to the Company) and for usury (seeking damages for all moneys paid pursuant to the promissory note, reasonable attorneys’ fees, and costs). On August 29, 2014, JMJ filed a Motion to Dismiss the Company’s Counterclaim, arguing that the transactions at issue are not subject to Florida’s usury laws, and further arguing that the Company cannot maintain a claim for usury because no interest was paid on the note. The Company intends to defend against JMJ’s claims, and pursue its claims, vigorously.

Sanomedics International Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2014

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES-(continued)

Prime Time Medical Litigation

After assuming control of the acquisition of PTM in August 2013, the Company discovered that the Seller failed to disclose that there were on-going audits with respect to PTM’s Medicare and Medicaid billings for periods prior to the consummation of the transaction. These audits have escalated and, as a result, PTM can no longer invoice Medicare and Medicaid for any products or services and be paid for such products and services until the outcome of the audits which could last at least two years. Also, as a result of other Medicare and Medicaid audits for periods prior to the consummation of the transaction, Medicare and Medicaid are demanding payments for products that PTM was paid prior to the closing of the transaction that were improper. It is estimated that PTM may owe Medicare and Medicaid up to $500,000 in improper payments and at least another $500,000 in accounts receivable that will not be paid to PTM pending the outcome of the audits. On March 13, 2014, after discovering numerous material differences between financial statements reproduced by the Company and the financial statements provided by the Seller in connection with the Stock Purchase Agreement, coupled with the foregoing events and Medicare and Medicaid’s constraint on PTM’s business and payment stream, the Board of Directors of the Company determined that the business could no longer survive and thus opted to pursue a rescission of the completed transaction with PTM.

As a result of discoveries of fraud and misrepresentations in the acquisition of PTM described above, on March 18, 2014, the Company filed a lawsuit against the Seller in Miami-Dade County, Florida Case No.14007055CA01, alleging breach of contract, fraud in the inducement, fraudulent misrepresentation, unjust enrichment, conversion, breach of fiduciary duty and damages. The Company is seeking judgment against the Seller, restitution, rescission of the Purchase Agreement and Employment Agreement and return of all moneys paid to the Seller.

On March 19, 2014 the Company was served with a lawsuit filed by the Seller against the Company and Anovent, Inc. in Hillsborough County, Florida Case No. 14-CA-2520 DIV K, alleging the following: breach of the Employment Agreement entered into with the Company; improper notice of termination; breach of the Short Term Note for $850,000; breach of Promissory Notes A and B for $500,000 each, and further includes an action to foreclose a security interest in personal property and intangibles as a result of the alleged defaults of the Notes and rights under the Security Agreement. The litigation filed by the Seller was transferred to Miami Dade County and subsequently, on October 14, 2014, transferred by administrative judge to the same division as the Company’s litigation against the Seller. The Company has filed a Motion to consolidate the two lawsuits.

The Company believes there is no merit to the Seller’ lawsuit and intends to defend itself aggressively.

Exergen Litigation

On May 21, 2013, Exergen Corporation commenced legal action in the United States District Court for the District of Massachusetts against the Company, alleging infringement of certain intellectual property through the Company’s sale of the Caregiver Thermometer, as well as the Company's prior sales of its talking non-contact thermometer. Exergen is seeking various types of relief, including damages and an injunction against further alleged infringement of the intellectual property. On September 3, 2013, the Company filed its answer to Exergens’ complaint and asserted counterclaims and affirmative defenses for non-infringement and invalidity of the asserted patents. The Company believes the alleged claim of infringement is without merit and will vigorously defend its rights to market and sell the thermometers.

Other Litigation:

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

Sanomedics International Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2014

(Unaudited)

NOTE 9 – COMMON STOCK

On January 16, 2014, a former officer and shareholder assigned 650 shares of preferred stock from his holdings of 750 shares allocating 452 shares to two (2) members of management, 100 shares to its Chairman of the Board and 98 shares to a family member.

On January 28, 2014, in exchange for a reduction of debt of the Company owed to CLSS for a share price of $0.10 per share, the Company issued 3,142,270 shares of restricted common stock to various existing individual shareholders designated by the owner of CLSS.

On February 21, 2014, the Company converted a Convertible Note due to CLSS for $282,740 into 1,323,750 shares restricted at a price per share of $0.2136.

On January 21, 2014, and, in connection with a Securities Purchase Agreement and convertible promissory note in the principal amount of $50,000, the Company converted the note into a total of 150,000 shares of the Company’s common stock at a conversion price of $0.03 per share.

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

During April and May 2014, pursuant to portions of Convertible Notes due to CLSS, the holder assigned to three (3) third parties the principal amounts totaling $140,000. These three notes were converted on April 24, 2014, May 5, 2014 and May 21, 2014 into a total of 400,000 shares.

On June 9, 2014 the Company issued 182,500 shares of restricted common stock at a price of $0.41 per share to a third party as payment for services related to investor relations.

On June 11, 2014, the Company issued 584,724 shares of restricted common stock to a former officer and a shareholder at a price per share of $0.25 in settlement of $145,596 of unpaid and accrued salaries.

From July 1, 2014 through September 30, 2014, the Company issued a total of 2,430,722 shares of restricted common stock to a former officer and shareholder at prices per share ranging from $0.04 to $0.25 in settlement of $211,365 of unpaid and accrued salaries.

On July 25, 2014, the Company issued 2,904,163 shares of restricted common stock to an officer of the Company in connection with the partial conversion of convertible stock held.

Sanomedics International Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2014

(Unaudited)

NOTE 9 – COMMON STOCK- (continued)

On August 29, 2014 and September 17, 2014, the Company issued a total of 400,000 shares of restricted common stock to two (2) consultants as payment for financial and investor relations services.

On August 29, 2014, the Company converted a portion of Convertible Note due to CLSS for $313,000 into 864,480 shares restricted at a price per share of $0.082.

From July 1, 2014 through September 30, 2014, the Company issued a total of 4,349,324 shares to six (6) parties in connection with the conversion of convertible debt held.

NOTE 10 – SUBSEQUENT EVENTS

Third Party Debt Financing:

(a) On October 24, 2014, we entered into two (2) convertible debentures (the “Debentures”) with Redwood and REDWOOD FUND II, LLC in the principal amounts of $189,375 and $63,125, respectively. On October 27, 2014, Redwood funded the Company an initial tranche of $125,000 pursuant to the terms thereof, with the remaining $127,500 balance to be funded in one week after execution. The principal sum of the Debentures carries a 1% original issue discount from the stated principal amounts. The maturity date of the Debentures plus interest at 13% per annum is April 24, 2015 or such earlier date as the Debentures are required or permitted to be repaid as provided in the Debentures agreement.

All principal and accrued interest on the Debentures is convertible into shares of the Company’s common stock at the election of the holder thereof at any time at a conversion price equal to 65% of the lowest traded volume weighted average price (“VWAP”) during the 10 trading days prior to conversion.

(b) On October 24, 2014, a convertible note originally for $213,612 held by a third party, was purchased and assigned to a new third party lender for $254,916. The convertible promissory note carries interest at 8% per annum, convertible into common shares at a conversion price equal to 62.5% of the lowest traded VWAP price during the 10 trading days prior to conversion and matures on May 23, 2015.

Share Issuances:

During October 1, 2014 and November 3, 2014, the Company issued a total of 31,399,803 shares to five (5) parties in connection with the conversion of $287,951 in convertible debt held.

On October 6, 2014 and November 10, 2014 the Company issued a total of 3,613,425 shares of restricted common stock to a former officer and shareholder at a prices ranging from $0.02 to $0.04 in settlement of $96,164 of unpaid and accrued salaries.

During October, 2014 through November 10, 2014, the Company issued 18,612,912 shares to a Company owned by a former officer and shareholder in connection with the conversion of $193,782 in convertible debt held.

From October 1, 2014 to November 10, 2014 the Company issued Redwood a total of 34,222,678 shares in connection with the conversion of $451,982 in convertible debt held.

Management has evaluated the subsequent events through November 14, 2014, the date at which the condensed consolidated financial statements were available for issue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the three months and nine months ended September 30, 2014 and 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Notice Regarding Forward-Looking Statements appearing earlier in this report together with Part II, Item 1 of this report and Item 1A. Risk Factors and the Business section in our Annual Report on Form 10-K for the year ended December 31, 2013, as amended, and our subsequent filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
		Restated		Restated
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues, net	100%	100%	100%	100%

Costs and Expenses as a percentage of net revenues:
Cost of goods sold	15%	13%	15%	22%
Gross margin	85%	87%	85%	78%
General and administrative	973%	331%	691%	356%
Stock compensation	36%	103%	117%	165%
Research and development	0%	27%	16%	37%
Depreciation and amortization	4%	2%	2%	3%

Loss from operations	-928%	-375%	-741%	-482%
Other income(expense):
Amortization of debt discount on convertible notes	-560%	-97%	-463%	-67%
Derivative expense	-151%	-42,055%	-304%	-19,144%
Change in fair value of derivative liabilities	-11%	43,977%	3%	19,125%
Loss on acquisition rescission	0%	1,379	0%	-590%
Interest expense	-347%	-5%	-164%	-27%

Net loss	-1,997%	66%	-1,668%	-1,185%

Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

Revenues, net: Our net revenues decreased modestly during the third quarter of 2014 from the comparable periods in 2013, as we continue launch of our new professional model the “Caregiver” compared to the sales of our previous first generation products.

Cost of goods sold: Cost of goods sold consists of product, shipping and other costs. Cost of goods sold as a percentage of revenues, net increased modestly in the third quarter of 2014 as compared to the first quarter of 2013 due to the stabilization of pricing of the newer professional models during the 2014 period as compared to a mix of product models in 2013 bearing a slightly lower cost. We anticipate our costs of goods sold as a percentage of revenues, net will remain the same throughout the balance of 2014, although there are no assurances that it will.

Operating Expenses: Operating expenses consist of general and administrative expenses, stock compensation, research and development and depreciation and amortization. For the third quarter of 2014, operating expenses increased primarily as a result of increases in debt issue cost associated with new borrowings, legal and professional fees and commission expense. Overall, our operating expenses increased 170% in the third quarter of 2014 from the third quarter of 2013. These changes are reflective primarily of increases in general and administrative expenses, offset by decreases in research and development expenses and stock compensation in the 2014 period.

Other income (expense): Other expense increased in the 2014 period from the comparable 2013 period. The increase is primarily attributable to a net increase in derivative expenses associated with conversion prices of convertible note, partially offset by unrealized gains on the fair value of derivatives based upon changes in the market price of the underlying security. We are required to recognize the non-cash gains and losses under GAAP which can materially impact our financial statements from period to period. Additionally the increase in other expenses was attributed to the amortization of discount on the convertible debt and interest expense from the new borrowings.

Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013

Revenues, net: Our net revenues increased substantially for the nine months ended September 30, 2014 from the comparable periods in 2013, as a result of the continued selling and marketing of our new professional model the “Caregiver” compared to the sales of our previous first generation products.

Cost of goods sold: Cost of goods sold as a percentage of revenues, net decreased in the nine months ended September 30, 2014 from the comparable period in 2013 due to the favorable pricing of the newer professional models. We anticipate our costs of goods sold as a percentage of revenues, net will remain the same throughout the balance of 2014, although there are no assurances that it will.

Operating Expenses: The approximate $1.1 million increase in operating expenses for the nine months ended September 30, 2014 from the comparable 2013 period was primarily a result of increases in debt issue cost associated with new borrowings, legal and professional fees and commission expense. Overall, our operating expenses increased 104% for the nine months ended September 30, 2014 as compared to 2013. These changes reflect increases in general and administrative expenses and stock based compensation, offset slightly by decreases in research and development expenses in the 2014 period.

Other income (expense): Other income (expense) increased approximately $1.1 million in the 2014 period from the comparable 2013 period. The increase is primarily attributable to an increase in the amortization of debt discounts from increased borrowings and net increase in in derivative expenses associated with conversion prices of convertible note offset by unrealized gains on the fair value of derivatives based upon changes in the market price of the underlying security. We are required to recognize the non-cash gains and losses under GAAP which can materially impact our financial statements from period to period. Additionally the decrease in other income (expense) was attributed to the increase in interest expense from the new borrowings.

Financial Condition

September 30, 2014 (unaudited) compared to December 31, 2013

Assets: At September 30, 2014, as compared to December 31, 2013, our current assets increased by approximately $695,000 and our total assets increased by approximately $702,000. The increase in current assets is primarily attributable to increases in prepaid expenses, primarily retainers for legal services in connection with the Exergen litigation.

Liabilities: At September 30, 2014, our current liabilities increased by approximately $3,060,000 from December 31, 2013. This increase is attributable primarily due to the increased borrowing of a $1,000,000 Revolving Line of Credit from TCA and $1,844,000 in convertible promissory notes from other third party lenders, which accordingly, also resulted in an increase of approximately $1,546,000 in non-cash derivative liabilities. Our long-term liabilities decreased primarily as a result of the lesser borrowing demand from related parties and increased conversions of debt into equity.

Liquidity and Capital Resources

At September 30, 2014 our cash on hand was approximately $40,000. At September 30, 2014, we had a working capital deficit of $5,653,407 as compared to a working capital deficit of $3,288,322 at December 31, 2013.

Since our inception in 2009, we obtained our liquidity principally from approximately $4.2 million principal amount of cash advances from CLSS, a company owned by a former officer and one of our shareholders. The Company has executed promissory notes totaling approximately $755,000 as of September 30, 2014 with CLSS. Each note (a) bears annual interest ranging from 8.0% to 9.0% (20% upon the occurrence, and during the continuance, of an event of default), is convertible into our common stock at a fixed conversion price of $0.50, and is not pre-payable by us, and (b) is subject to a security agreement under which all of our assets secure our loan repayment obligation. Additionally since 2013 we have also had to rely upon third party lending as an additional source of capital. As of September 30, 2014, the total of the third party debt borrowings, net of discount, was $2,145,021 as compared to $300,762 as of December 31, 2013. The increase primarily consisted of $1,055,504 due to Redwood. During October 2014, the third party debt borrowings have been reduced by approximately $1,000,000 through common stock share conversions.

Our net revenues are not sufficient to pay our operating expenses and satisfy our obligations as they become due. Although we expect that our revenues will continue to increase from both our historic operations, there are no assurances our revenues will increase to a level to fund our needs. In addition, even if we succeed in substantially increasing our revenues, we still need substantial additional capital to pay our obligations as they become due and finance our business activities on an ongoing basis, We have approximately $2,900,000 in secured obligations between Redwood and the related parties which mature in July 2015 and through March 2016, respectively, which are secured by substantially all of our assets, and we do not have sufficient funds to pay those obligations. In October 31, 2014, the debt to Redwood and the related parties was reduced by approximately $1,000,000 from debt conversions to equity.

At September 30, 2014, we had approximately $40,000 in cash on hand; and unless and until we increase our sales, receive additional financing from third parties or capital from stock offerings, which we may never achieve, in the absence of on-going cash infusions, we would be unable to continue to operate. If we are unable to pay our obligations as they become due, the related parties who are holders of the secured notes could seek to foreclose on our assets. In that event, we would be unable to continue our business and operations as they are now conducted and investors could lose their entire investments in our company.

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

Summary of Cash Flow for the nine months ended September 30, 2014

	Nine Months Ended September 30,
	2014	2013
		(Restated)
Net cash used in operating activities	$(1,619,847)	$(447,260)
Net cash used in investing activities	$(12,768)	$(400,000)
Net cash provided by financing activities	$1,663,158	$914,490

Operating Activities

Our total cash used by operating activities increased 262% for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The increase is primarily due to increases in non-cash impact primarily associated with expenses associated with embedded liabilities on convertible debt and prepaid expenses, offset by the decreases in accrued salaries and other liabilities.

Investing Activities

During the 2014 period we used cash for additional tooling of molds for accessories to our thermometer. In the 2013 period we also invested cash in the purchase of a new acquisition in which the purchase contract was rescinded.

Financing Activities

Our total cash provided for financing activities increased by 82% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase is primarily due to the additional Revolving Line of Credit borrowing from TCA and increases in net proceeds of notes issued to related parties and third parties.

Current Commitments for Expenditures

Our current cash commitments for expenditures are mainly operational and SEC compliance in nature. We seek to use current revenue to pay vendors for materials for contracts, payroll, and related employment expenditures (i.e. benefits).

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

Exergen Corporation

On May 21, 2013, Exergen Corporation commenced legal action in the United States District Court for the District of Massachusetts against the Company, alleging infringement of certain intellectual property through the Company’s sale of the Caregiver Thermometer, as well as the Company's prior sales of its talking non-contact thermometer. Exergen is seeking various types of relief, including damages and an injunction against further alleged infringement of the intellectual property. On September 3, 2013, the Company filed its answer to Exergens’ complaint and asserted counterclaims and affirmative defenses for non-infringement and invalidity of the asserted patents. The Company believes the alleged claim of infringement is without merit and will vigorously defend its rights to market and sell the thermometers.

Prime Time Medical and Mark Miklos

After assuming control of the acquisition of PTM in August 2013, the Company discovered that the Seller of PTM (“Miklos”) failed to disclose that there were on-going audits with respect to PTM’s Medicare and Medicaid billings for periods prior to the consummation of the transaction. These audits had escalated and, as a result, PTM could no longer invoice Medicare and Medicaid for any products or services and be paid for such products and services until the outcome of the audits which could last at least two years. Also, as a result of other Medicare and Medicaid audits for periods prior to the consummation of the transaction, Medicare and Medicaid are demanding reimbursements for products that PTM was paid prior to the closing of the transaction that were improper. It is estimated that PTM may owe Medicare and Medicaid up to $500,000 in improper payments and at least another $500,000 in accounts receivable that will not be paid to PTM pending the outcome of the audits. On March 13, 2014, after discovering numerous material differences between financial statements reproduced by the Company and the financial statements provided by Miklos in connection with the Stock Purchase Agreement, coupled with the foregoing events and Medicare and Medicaid’s constraint on PTM’s business and payment stream, the Board of Directors of the Company decided that the business could no longer survive and thus opted to pursue a rescission of the completed transaction with PTM.

As a result of discoveries of fraud and misrepresentations in the acquisition of PTM described above, on March 18, 2014, the Company filed a lawsuit against Mark R. Miklos in Miami-Dade County, Florida Case No.14007055CA01, alleging breach of contract, fraud in the inducement, fraudulent misrepresentation, unjust enrichment, conversion, breach of fiduciary duty and damages. The company is seeking judgment against the Seller, restitution, rescission of the Purchase Agreement and Employment Agreement and return of all moneys paid to the Seller.

On March 19, 2014 the Company was served with a lawsuit filed by Mark Miklos against the Company and Anovent, Inc. in Hillsborough County, Florida Case No. 14-CA-2520 DIV K, alleging the following: breach of the Employment Agreement entered into with the Company; improper notice of termination; breach of the Short Term Note for $850,000; breach of Promissory Notes A and B for $500,000 each, and further includes an action to foreclose a security interest in personal property and intangibles as a result of the alleged defaults of the Notes and rights under the Security Agreement. The litigation filed by Miklos was transferred to Miami Dade County and subsequently, on October 14, 2014, transferred by administrative judge to the same division as the Company’s litigation against Mr. Miklos. The Company has filed a Motion to consolidate the two lawsuits.

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

TCA Global Credit Master Fund, LP

On May 21, 2014, the Company, along with several other entities, filed a Complaint in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, against TCA for breach of contract and unjust enrichment. On July 1, 2014, TCA filed a separate action against the Company, two officers of the Company, and its wholly owned subsidiaries, claiming that the Company has defaulted on the note, and seeking at least $901,142 in damages, plus pre-judgment interest, attorney’s fees, costs, foreclosure on associated collateral, and the proceeds from any sale of that collateral.

On October 17, 2014, we executed an additional series of agreements with TCA and Redwood including a certain amendment agreement with Redwood, modifying the Credit Agreement previously entered into with TCA on January 9, 2014. Redwood entered into a debt purchase agreement with TCA related to the TCA obligations. Pursuant to those agreements, Redwood assumed the TCA obligations, including conversion rights. In connection therewith SIMH executed a Replacement Revolving Note for $1,225,154 (the “Note”). The Note is convertible at the option of Redwood into shares of our common stock.

On October 20, 2014, Redwood accelerated the complete payoff of the Note to TCA and, accordingly, the Company was deemed to have satisfied all outstanding debt obligations owned to TCA and all litigation with TCA was dismissed.

Item 1A. Risk Factors.

Please see the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as amended, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 8, 2014, a portion of a convertible note originally for $265,000 held by CLSS was purchased and assigned to a third party lender for $85,000. The convertible promissory note carries interest at 9% per annum, convertible into common shares at fixed price of $0.50 per share and matures on July 7, 2015, On July 11, 2014, a conversion for $20,217 resulted in a share issuance of 175,000 shares. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act

From July 1, 2014 to September 30, 2014, the Company issued a total of 4,174,324 shares to six (6) parties in connection with the conversion of convertible debt held, as follows:

Date:	Shares Issued:
July 16, 2014	200,000
July 16, 2014	43,478
August 11, 2014	133,333
August 20, 2014	285,714
August 20, 2014	200,000
September 4, 2014	358,974
September 8, 2014	250,000
September 15, 2014	153,061
September 19, 2014	686,275
September 22, 2014	86,206
September 24, 2014	152,173
September 26, 2014	300,000
September 29, 2014	428,571
September 29, 2014	896,539

The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

From July 1, 2014 through September 30, 2014, the Company issued a total of 2,430,722 shares of restricted common stock to a former officer and shareholder at prices per share ranging from $0.04 to $0.25 in settlement of $211,365 of unpaid and accrued salaries. The issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4a(2) of that act.

On July 25, 2014, and August 29, 2014, the Company issued 2,904,163 and 864,480 shares, respectively, of restricted common stock at a price per share of $0.10 and $0.082 to CLSS in connection with the partial conversion of convertible stock held. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

On August 29, 2014 and September 17, 2014, the Company issued 150,000 and 250,000 shares of restricted common stock at prices of $0.08 and $0.07 per share, respectively, to two (2) consultants as payment for financial and investor relations services. The recipients were accredited or otherwise sophisticated investors who had access to financial and business information concerning the Company. The issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4a(2) of that act.

During October, 2014 and November 3, 2014, the Company issued a total of 31,399,803 shares to five (5) parties in connection with the conversion of $287,951 in convertible debt held. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On October 6, 2014 the Company issued 1,194,781 shares of restricted common stock to a former officer and shareholder at a price of $0.04 in settlement of $47,791 of unpaid and accrued salaries. The issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4a(2) of that act.

On October 6, 2014 and November 10, 2014 the Company issued a total of 3,613,425 shares of restricted common stock to a former officer and shareholder at a prices ranging from $0.02 to $0.04 in settlement of $96,164 of unpaid and accrued salaries.

During October, 2014, through November 10, 2014, the Company issued 18,612,912 shares to a Company owned by a former officer and shareholder in connection with the conversion of $193,782 in convertible debt held. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

From October 1, 2014 to November 10, 2014 the Company issued Redwood a total of 34,222,678 shares in connection with the conversion of $451,982 in convertible debt held. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5. Other Information.

June 30, 2014, $440,000 convertible promissory notes to Devlin Law Firm LLC with interest at 8% per annum, convertible into common shares at a conversion price per share of 15% discount to a defined market price. Matures through August 1, 2015.

August 12, 2014, $35,000 Convertible promissory notes to Beaufort Capital Partners LLC with interest at 12% per annum, convertible into common shares at a conversion prices per share of 50% discount to a defined market prices. Maturity ranges through September 11, 2015.

August 29, 2014, $30,000 Convertible promissory notes to Beaufort Capital Partners LLC with interest at 12% per annum, convertible into common shares at a conversion prices per share of 50% discount to a defined market prices. Maturity ranges through September 11, 2015.

September 11, 2014, $50,000 Convertible promissory notes to Coventry Enterprises LLC with interest at 8% per annum, convertible into common shares at a conversion prices per share of 50% discount to a defined market prices. Maturity ranges through September 11, 2015.

September 11, 2014, $50,000 Convertible promissory notes to Coventry Enterprises LLC with interest at 8% per annum, convertible into common shares at a conversion prices per share of 50% discount to a defined market prices. Maturity ranges through September 11, 2015.

September 22, 2014, $117,074.91 Convertible promissory note to Redwood Management LLC with interest at 12% per annum, convertible into common shares at a conversion price per share of 15% discount to a defined market price. Matures on September 21, 2015.

September 22, 2014, $1,287,824.09 Convertible promissory to TCA Global Credit Master Fund note with interest at 12% per annum, convertible into common shares at a conversion price per share of 15% discount to a defined market price. Matures on September 21, 2015.

September 30, 2014, $400,000 convertible promissory notes to Devlin Law Firm LLC with interest at 8% per annum, convertible into common shares at a conversion price per share of 15% discount to a defined market price. Matures through August 1, 2015.

On October 24, 2014, a convertible note originally for $213,612 held by DebentureVisions Opportunity Fund LLC, was purchased and assigned to a new third party lender, RDW Capital, LLC for $254,916. The convertible promissory note carries interest at 8% per annum, convertible into common shares at a conversion price equal to 62.5% of the lowest traded VWAP price during the 10 trading days prior to conversion and matures on May 23, 2015.

Item 6. Exhibits.

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial and Accounting officer *

32.1	Section 1350 Certifications of President and Chief Financial Officer*

10.72	Amendment Agreement dated September 22, 2014 between Sanomedics International Holdings, Inc. and Redwood Management LLC (previously filed)

10.73	Replacement Revolving Note A dated September 22, 2014 to TCA Global Credit Master Fund, LP (previously filed)

10.74	Replacement Revolving Note B dated September 22, 2014 to TCA Global Credit Master Fund, LP (previously filed)

10.75	Amendment Agreement dated October 17, 2014 Sanomedics International Holdings, Inc. and Redwood Management LLC (previously filed)

10.76	Replacement Revolving Note A-3 dated October 17, 2014 to TCA Global Credit Master Fund, LP (previously filed)

10.77	$189,375 Debenture dated October 24, 2014 payable to Redwood Management LLC (previously filed)

10.78	$63,125 Debenture dated October 24, 2014 payable to Redwood Fund II, LLC (previously filed)

10.79	$35,000 Securities Exchange and Settlement Agreement dated August 25, 2014 with Beaufort Capital Partners LLC*

10.80	$30,000 Promissory Note dated August 12, 2014 with Beaufort Capital Partners LLC*

10.81	$50,000 Replacement Promissory Note dated September 11, 2014 to Coventry Enterprises LLC*

10.82	$50,000 Promissory Note dated September 11, 2014 to Coventry Enterprises LLC*

10.83	$440,000 Convertible Note A dated June 30, 2014 to Devlin Law Firm LLC*

10.84	$400,000 Convertible Note dated September 30, 2014 to Devlin Law Firm LLC*

101.INS	XBRL INSTANCE DOCUMENT *

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

_____________

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sanomedics International Holdings, Inc.

November 14, 2014	By:	/s/ Keith Houlihan
Keith Houlihan, President

November 14, 2014	By:	/s/ David C. Langle
David C. Langle, Chief Financial Officer

