Form 10-Q/A
period 2014-06-30
Sanomedics, Inc.
filed 2015-04-21
CIK 1501972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO ___________________

COMMISSION FILE NUMBER: 000-54167

Sanomedics, Inc. (formerly known as Sanomedics International Holdings, Inc.)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends and restates the quarterly report on Form 10-Q of Sanomedics, Inc. (formerly known as Sanomedics international Holdings, Inc.), or the Company, for the quarter ended June 30, 2014, as originally filed with the Securities and Exchange Commission, or the SEC, on August 19, 2014. This Form 10-Q/A is being filed to restate the Company's condensed consolidated financial statements in Item 1 and related disclosures (including Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2) for the period ended June 30, 2014. As more fully described in Note 1 to the condensed consolidated financial statements, in connection with the initial preparation of our annual report on Form 10-K for the year ended December 31, 2014, we determined that certain previously issued financial statements contained errors. At that time, we evaluated the impact of these errors under the SEC's authoritative guidance on materiality and determined that the impact of these errors, individually and in the aggregate, on prior period financial statements were material. Based on that determination, we presented revised financial information that reflected the impact of the correction of these errors on our prior period financial statements in the notes to the financial statements that were included in our original quarterly report on Form 10-Q for the period ended June 30, 2014. In April 2014, after discussions with the our auditors regarding our assessment of the materiality of the identified errors, management and the Audit Committee of our Board of Directors concluded that we should restate our unaudited interim financial statements for the periods ended June 30, 2014 and September 30, 2014, to reflect the correction of the previously identified errors and the correction of immaterial errors identified in the second and third quarter of 2014. We are also amending our unaudited interim financial statements for the periods ended June 30, 2014 to reference the restatement and to correct the immaterial errors identified in the second and third quarter of 2014. In addition, we restated our unaudited interim financial statements for the period ended September 30, 2014 in our quarterly report on Form 10- Q for the period ended September 30, 2014. See Note 1 to our condensed consolidated financial statements in Item 1 for further information. Although this Form 10-Q/A supersedes the original filing in its entirety, this Form 10-Q/A only amends and restates Items 1and 2 of Part I as a result of and to reflect the restatements. No other information in the original filing is amended hereby. While the foregoing items have been updated, this amended report does not reflect any other events occurring after the original filing. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our other filings with the SEC.

2

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “we,” “our,” “us,” and similar terms refers to Sanomedics, Inc., a Delaware corporation, and our wholly-owned subsidiaries. In addition, the “second quarter of 2014” refers to the three months ended June 30, 2014, the “second quarter of 2013” refers to the three months ended June 30, 2013, and “2013” refers to the year ending December 31, 2013.

Unless specifically set forth to the contrary, the information which appears on our website at www.sanomedics.com and www.thermomedics.com is not part of this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (See Excel worksheets)

Sanomedics, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
	(As Restated)
Assets

Current Assets
Cash	$7,059	$9,560
Accounts receivable	47,226	19,225
Inventories	19,747	39,060
Prepaid expense	51,830	612

Total Current Assets	125,862	68,457

Fixed assets, net	24,022	12,562

Patents, net	15,571	16,816

Deposit	7,999	7,999

Total Assets	$173,454	$105,834

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued salaries payable	$559,973	$705,569
Accounts payable and other liabilities	442,528	264,848
Accrued interest payable	175,633	362,284
Accrual for contingencies on contract rescission	158,669	500,000
Revolving line of credit	905,768	-
Notes payable - related parties net of discount, current portion	395,426	-
Convertible notes payable, net of discount	243,631	300,762
Derivative liabilities	2,462,210	1,070,728
Due to related parties	18,151	152,588

Total Current Liabilities	5,361,990	3,356,779

Notes payable - related parties net of discount,net of current portion	611,089	1,873,123

Total Liabilities	5,973,079	5,229,902

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value: 1,000 shares authorized,
issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1	1
Common stock, $0.001 par value: 250,000,000 shares authorized,
12,911,121 and 4,545,119 issued and outstanding as of June 30, 2014 and December 31,2013, respectively.	12,911	4,545
Additional paid in capital	10,725,861	8,118,299
Stock subscription receivable	(20,000)	(20,000)
Accumulated deficit	(16,518,398)	(13,226,913)

Total Stockholders’ Deficit	(5,799,625)	(5,124,068)

Total Liabilities and Stockholders' Deficit	$173,454	$105,834

See accompanying notes to condensed consolidated financial statements

Sanomedics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(As Restated)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(As Restated)		(As Restated)

Revenues, net	$56,012	$63,941	$197,821	$121,079

Cost of goods sold	11,538	17,021	30,224	33,592

Gross profit	44,474	46,920	167,597	87,487

Operating expenses
General and administrative	536,866	269,676	1,132,282	453,808
Stock compensation	255,333	38,842	479,333	255,738
Research and development	21,194	25,750	43,703	53,500
Depreciation and amortization	654	1,899	2,553	3,798

Total operating expenses	814,047	336,167	1,657,871	766,844

Loss from operations	(769,573)	(289,247)	(1,490,274)	(679,357)

Other income (expense)
Amortization of debt discount	(356,894)	(30,898)	(835,877)	(54,337)
Derivative expense	(590,020)	(2,405,507)	(812,071)	(2,405,507)
Change in fair value of derivatives	(46,093)	622,337	18,504	622,337
Interest expense	(99,521)	(27,092)	(171,767)	(53,115)

Total other expense	(1,092,528)	(1,841,160)	(1,801,211)	(1,890,622)

Net loss before income taxes	(1,862,101)	(2,130,407)	(3,291,485)	(2,569,979)
Income taxes	-	-	-	-

Net loss	$(1,862,101)	$(2,130,407)	$(3,291,485)	$(2,569,979)

Net loss per share - basic and diluted	$(0.49)	$(1.04)	$(0.32)	$(1.26)

Weighted average number of shares outstanding during the period - basic and diluted	3,821,545	2,041,010	10,283,252	2,045,442

See accompanying notes to condensed consolidated financial statements

Sanomedics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(As Restated)

	For the Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,291,485)	$(2,569,979)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,553	3,798
Stock compensation	479,333	255,738
Amortization of debt discount on convertible notes	835,877	54,337
Derivative expense	812,071	2,830,798
Change in fair value of derivative liabilities	(18,504)	(1,047,628)
Changes in operating assets and liabilities
Accounts receivable	(28,001)	(41,259)
Inventories	19,313	(147)
Prepaid expenses and deposits	(51,218)	(418,809)
Accrued salaries payable	-	69,392
Accounts payable and other liabilities	323,989	50,951
Accrued interest payable	78,349	66,856
Accrual for contingencies on contract rescission	(341,331)	-
Due to related parties	(134,437)	60,859
Net Cash Used In Operating Activities	(1,313,491)	(685,095)

CASH FLOWS USED FROM INVESTING ACTIVITIES
Purchase of fixed assets	(12,768)	-
Net Cash Used In Investing Activities	(12,768)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable- related party	595,740	581,492
Proceeds from revolving line of credit	905,768	-
Proceeds from convertible notes payable	75,000	150,000
Payoffs of convertible notes payable	(252,750)	-

Net Cash Provided By Financing Activities	1,323,758	731,492

Net increase (decrease) in cash	(2,501)	46,397

Cash - beginning of period	9,560	26,084

Cash - end of period	$7,059	$72,481

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income taxes	$-	$-

Interest	$93,418	$-

NON-CASH FINANCING TRANSACTIONS
Common stock issued to consultants for services	$298,825	$96,343
Common stock issued for conversion of debt	$1,430,199	$78,197
Accrued salaries payable converted to convertible promissory note-officer	$-	$703,339
Accrued salaries payable converted to common stock	$145,596	$-
Accrued interest payable converted to convertible promissory note-related party	$265,000	$-

See accompanying notes to condensed consolidated financial statements

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Sanomedics Inc. formerly know as Sanomedics International Holdings, Inc. (referred to herein as “we”, “us”, “our” or the “Company”) is a medical technology products and services holding company which through its subsidiaries, designs, develops, markets and distributes non-invasive infrared thermometers principally for healthcare providers.

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

NOTE 2 – RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As previously disclosed in our Form 10-Q for the period ended June 30, 2014, in connection with the initial preparation of our annual report on Form 10-K for the year ended December 31, 2014, we determined that certain previously issued financial statements contained errors. At that time, we evaluated the impact of these errors under the SEC's authoritative guidance on materiality and determined that the impact of these errors, individually and in the aggregate, on prior period financial statements was material. The following is a description of the areas in which these errors were identified and for which we made correcting adjustments to our condensed consolidated financial statements. There was no impact to our actual cash balances as a result of these errors, and these errors do not change net cash flows from financing and investing activities.

(1) Stock Compensation - We identified and corrected various errors in (1) the valuation of common stock shares issued to consultants for services rendered at fair value and, (2) the valuation of common stock shares issued to a related party in settlement of accrued salaries. The correction of these adjustments resulted in an increase in stock compensation expenses, as well as the adjustments to net loss and net loss per share.

(2) Derivative Liabilities- We identified and corrected various errors in the recognition of conversion derivative liabilities in connection with certain related party convertible notes. The correction of these adjustments resulted in an increase of derivative liabilities and increases in non-cash accounts of amortization of interest expense and changes in fair value associated with derivatives.

Sanomedics , Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS-(continued)

The following tables present the impact of the restatement on the Company’s previously issued condensed consolidated financial statements.

Condensed Consolidated Balance Sheets:

	June 30, 2014 As previously Reported	Adjustments		June 30, 2014 As Restated

Current Assets	$125,862		$-	$125,862
Fixed Assets	24,022		-	24,022
Other Assets	23,570		-	23,570
Total Assets	$173,454		$-	$173,454
Current Liabilities	$4,679,290		$682,700	$5,361,990
Total liabilities	5,888,923		84,156	5,973,079
Total Stockholders’ Deficit	$(5,715,469)	$	(84,156)	$(5,799,625)

Condensed Consolidated Statements of Operations:

	Three months ended June 30, 2014
	As previously
	Reported	Adjustments	As Restated

Revenues, net	$56,012	$-	$-
Gross profit (loss)	44,474	-	-
Total Operating expenses	633,539	(180,508)	814,047
Loss from operations	(589,065)	(180,508)	(769,573)
Total other income (expense)	(1,008,372)	(84,156)	(1,092,528)
Net Income (Loss)	$(1,597,437)	$(264,664)	$(1,862,101)
Net loss per share-basic and diluted	$(0.42)	$(0.07)	$(0.49)

	Six months ended June 30, 2014
	As previously
	Reported	Adjustments	As Restated

Revenues, net	$197,821	$-	$-
Gross profit (loss)	30,224	-	-
Total Operating expenses	1,477,363)	(180,508)	(1,657,871)
(Loss from operations	(1,309,766)	(180,508)	(1,490,274)
Total other income (expense)	(1,717,055)	(84,156)	(1,801,211)
Net Loss	$(3,026,821)	$(264,664)	$(3,291,485)
Net loss per share-basic and diluted	$(0.29)	$(0.03)	$(0.32)

Sanomedics , Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited

NOTE 3 – LIQUIDITY AND GOING CONCERN-Restated

The condensed consolidated financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

The Company currently has limited revenue and is experiencing recurring losses which have caused an accumulated deficit of $16,518,398 and a working capital deficit of $4,553,428 as of June 30, 2014. These factors raise substantial doubt about its ability to continue as a going concern. Management has financed the Company's operations principally through loans from an affiliate of the Company’s former CEO, who is also one of the principal shareholders. Through June 30, 2014, the Company obtained its liquidity principally from approximately $905,000 of borrowing under a Revolving Line of Credit secured on January 9, 2014 from TCA Global Credit Master Fund, a Cayman Islands limited partnership (“TCA”), and $596,000 of cash advances from a company owned by a former Chairman and CEO and a shareholder of the Company. TCA has asserted a default under the Revolving Line of Credit and filed a lawsuit as described elsewhere herein. The Company may need to continue borrowings from an affiliate of the former Chairman and CEO and the Company's principal shareholder and will also need to raise additional capital. However, management cannot provide any assurances that the Company will be successful in completing this financing and accomplishing any of its plans.

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

Sanomedics , Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited

NOTE 4 – REVOLVING LINE OF CREDIT-(continued)

On May 12, 2014, TCA provided the Company with a notice of default of the Credit Agreement. The company had ten (10) days from the date of notice to cure the alleged defaults. Management is attempting to refinance this obligation with alternative lenders or provide a settlement with TCA.. On May 21, 2014, the Company, along with several other entities, filed a Complaint in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, against TCA Global Credit Master Fund, LP (“TCA”) for breach of contract and unjust enrichment. The Company alleges in the Complaint that TCA loaned $1 million to the Company pursuant to a Credit Agreement that provided for a revolving credit facility of up to $5 million. As alleged in the Complaint, the Credit Agreement provides that all of the Company’s revenues are to be re-directed to a lock-box account controlled solely by TCA. TCA would then pay itself fees and interest, and distribute the remaining revenues to the Company. The Company alleges that TCA breached the Credit Agreement by failing to distribute any of the lock-box revenues collected. The Company further alleges that TCA breached the Credit Agreement by unreasonably withholding approval of an acquisition target and failing to disburse $1.3 million in funds earmarked for the acquisition. The Company seeks damages, return of the moneys owed to the Company, and costs against TCA. On July 1, 2014, TCA filed a separate action against the Company, two officers of the Company, and its wholly owned subsidiaries, claiming that the Company has defaulted on the note, and seeking at least $901,142 (and perhaps as much as $1,112,983) in damages, plus pre-judgment interest, attorney’s fees, costs, foreclosure on associated collateral, and the proceeds from any sale of that collateral. The Company intends to defend against these claims vigorously. The Company has filed a Motion to consolidate the two lawsuits relating to the TCA Credit Agreement.

In the event we are unsuccessful in negotiating a settlement with TCA or obtaining alternative financing to satisfy the obligations to TCA under the Credit Agreement, TCA could seek to foreclose on our assets. In that event, we would be unable to continue our business as it is presently conducted and our ability to continue as a going concern is in jeopardy.

NOTE 5 – NOTES PAYABLE –RELATED PARTIES-Restated

Notes payable to related parties consists of the following:

	June 30, 2014	December 31, 2013
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrued interest at 9% per annum. (D)	$-	$50,000

Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrued interest at 9% per annum. (D)	-	66,750

Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2011. Note accrued interest at 9% per annum. (D)	-	95,000

Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrued interest at 8% per annum. (G)	-	334,787

Five (5) Secured Convertible Promissory Notes-CLSS Holdings LLC, dated February 21, 2014. Notes accrue interest at 8% per annum, due and payable on March 1, 2016 (C)(D)	346,089	-

Secured Convertible Promissory Note-CLSS Holdings LLC, dated February 21, 2014. Notes accrue interest at 8% per annum, due and payable on May 6, 2016 (C)(D)	265,000	-

Two (2) Secured Convertible Promissory Notes-CLSS Holdings LLC, dated June 30, 2014. Note accrues interest at 8% per annum, due and payable on June 1, 2016, net of $598,544 discount (C)(D)	-	-

Convertible Promissory Note - Officer dated June 17, 2013. Note accrues interest at 9% per annum, due and payable on March 30, 2015 , net of discount of $307,913 (B)	395,426	200,954

Total Notes	1,006,515	747,491

Other advances from CLSS Holdings, LLC, not evidenced by a Promissory Note (A)	-	1,125,632
	1,006,515	1,873,123
Less: Current portion	395,426	-
	$611,089	$1,873,123

Sanomedics , Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited

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

(A) On February 21, 2014 the Company memorialized the advances from CLSS Holdings into various convertible promissory notes, accruing interest at 9% and matures March 1, 2016.

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

(D) Through the six (6) months ended June 30, 2014, $539,750 was assigned by the holder to five (5) third parties, which subsequently converted to 985,643 shares of common stock.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Third party convertible notes payable consists of the following:

	June 30,	December 31,
	2014	2013

Convertible promissory note with interest at 9% per annum, convertible into common shares at fixed price of $0.50 per share. Matures on August 24, 2014, net of unamortized discount of $18,878 and $37,500, respectively.	$56,122	$37,500

Seven (7) convertible promissory notes with interest ranging from 6% to 12% per annum, convertible into common shares at prices ranging from 10% to 50% discount to defined market prices. Maturity ranges through October 25, 2014, net of unamortized discounts of $-0- and $229,907, respectively (A)(B).	36,500	151,519

Two (2) convertible promissory notes with interest at 12% per annum (zero interest first 90 days) plus a 10% original discount interest, convertible into common shares at a conversion price per share of 30% discount to a defined market price. Matures through December 9, 2014, net of unamortized discount of $10,439 and $97,587 respectively (A)(C).	47,159	111,743

Seven (7) convertible promissory notes with interest ranging from 8% to 12% per annum, convertible into common shares at prices ranging from 25% to 70% discount to defined market prices. Maturity ranges through March 31, 2015, net of unamortized discounts of $268,150. (A)(B)(C)	103,850	-

	243,631	300,762
Less current portion	(243,631)	(300,762)
Long-term portion of convertible debt	$-	$-

Sanomedics , Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited

NOTE 6 – CONVERTIBLE NOTES PAYABLE-(continued)

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

NOTE 7 – DERIVATIVE LIABILITIES

The Company analyzed the related party convertible note-officer and convertible promissory notes referred to in Notes 4 and 5 based on the provisions of ASC 815-15 and determined that the conversion options of the convertible notes qualify as embedded derivatives and requires the recognition of derivative liabilities..

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

The aggregate fair value of derivative liabilities as of June 30, 2014 and December 31, 2013 amounted to $2,462,210 and $1,070,728, respectively. The net increase of $1,391,482 in the fair value of the derivative liabilities from 2013 has been reflected as unamortized discount of $1,203,924 reflected in the convertible notes payable to officer and third parties, the amortization of debt discount of $835,877 and the change in fair value of the derivatives between the respective periods is included in other income (expenses) amounting to $18,504.

Sanomedics , Inc.

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2014

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2014

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES-(continued)

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

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2014

(Unaudited)

NOTE 9 – COMMON STOCK

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

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2014

(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

Third Party Debt Financing:

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

Share Issuances:

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

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	Unaudited Restated	Unaudited	Unaudited Restated	Unaudited

Revenues, net	100%	100%	100%	100%

Costs and Expenses as a percentage of net revenues:
Cost of goods sold	21%	27%	15%	28%
Gross margin (loss)	79%	73%	85%	72%

General and administrative	958%	421%	573%	375%
Stock compensation	456%	61%	242%	211%
Research and development	38%	40%	22%	44%
Depreciation and amortization	1%	3%	1%	3%

Loss from operations	-1,374%	-452%	-753%	-561%
Other income(expense):
Amortization of debt discount	-637%	-48%	-422%	-45%
Derivative expense	-1,053%	-3,765%	-410%	-1,987
Change in fair value of derivatives	-82%	973%	9%	514%
Interest expense	-178%	-42%	-87%	-44%

Net loss	-3,324%	-3,332%	-1,663%	-2,123%

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

Operating Expenses: Operating expenses consist of general and administrative expenses, stock compensation, research and development and depreciation and amortization. For the second quarter of 2014, operating expenses increased primarily as a result of increases in debt issue cost associated with new borrowings, legal and professional fees and commission expense. Overall, our operating expenses increased 142% in the second quarter of 2014 from the second quarter of 2013. These changes reflect increases in general and administrative expenses as well as non-cash stock based compensation, offset by decreases in research and development expenses in the 2014 period.

Other income (expense):Other expense decreased in the 2014 period from the comparable 2013 period. The decrease is primarily attributable to a decrease in derivative expenses associated with conversion prices of convertible note, partially offset by unrealized gains on the fair value of derivatives based upon changes in the market price of the underlying security. We are required to recognize the non-cash gains and losses under GAAP which can materially impact our financial statements from period to period. Additionally the increase in other expenses was attributed to the amortization of discount on the convertible debt and interest expense from the new borrowings.

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

Operating Expenses: The approximate $891,000 increase in operating expenses for the six months ended June 30, 2014 from the comparable 2013 period was primarily as a result of increases in debt issue cost associated with new borrowings, legal and professional fees and commission expense. Overall, our operating expenses increased 116% for the six months ended June 30, 2014 as compared to 2013. These changes reflect increases in general and administrative expenses as well as non-cash stock based compensation, offset slightly by decreases in research and development expenses in the 2014 period.

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

Liquidity and Capital Resources

At June 30, 2014 our cash on hand was approximately $7,100. At June 30, 2014, we had a working capital deficit of $5,236,125 as compared to a working capital deficit of $3,288,322 at December 31, 2013.

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

On June 11, 2014, the Company issued 584, 724 shares of restricted common stock to its former CEO and a shareholder at a price per share of $0.25 in settlement of $145,596 of unpaid and accrued salaries. The issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4a(2) of that act.

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

Item 5. Other Information.

None

Item 6. Exhibits.

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial and Accounting officer *

32.1	Section 1350 Certifications of President and Chief Financial Officer*

101.INS	XBRL INSTANCE DOCUMENT**

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

__________________

*	filed herewith

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sanomedics, Inc.

April 20, 2015	By:	/s/ Keith Houlihan
Keith Houlihan President

	By:	/s/ David C. Langle
David C. Langle Chief Financial Officer

