Form 10-Q/A
period 2014-09-30
Sanomedics, Inc.
filed 2015-04-21
CIK 1501972

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

Sanomedics, Inc. (Formerly Sanomedics International Holdings, Inc.)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends and restates the quarterly report on Form 10-Q of Sanomedics, Inc. (formerly known as Sanomedics international Holdings, Inc.), or the Company, for the quarter ended September 30, 2014, as originally filed with the Securities and Exchange Commission, or the SEC, on November 14, 2014 . This Form 10-Q/A is being filed to restate the Company's condensed consolidated financial statements in Item 1 and related disclosures (including Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2) for the period ended September 30, 2014. As more fully described in Note 1 to the condensed consolidated financial statements, in connection with the initial preparation of our annual report on Form 10-K for the year ended December 31, 2014, we determined that certain previously issued financial statements contained errors. At that time, we evaluated the impact of these errors under the SEC's authoritative guidance on materiality and determined that the impact of these errors, individually and in the aggregate, on prior period financial statements was material. Based on that determination, we presented revised financial information that reflected the impact of the correction of these errors on our prior period financial statements in the notes to the financial statements that were included in our original quarterly report on Form 10-Q for the period ended September 30, 2014. In April 2014, after discussions with our auditors regarding our assessment of the materiality of the identified errors, management and the Audit Committee of our Board of Directors concluded that we should restate our unaudited interim financial statements for the periods ended June 30, 2014 and September 30, 2014, to reflect the correction of the previously identified errors and the correction of immaterial errors identified in the second and third quarter of 2014. We are also amending our unaudited interim financial statements for the period ended September 30, 2014 to reference the restatement and to correct the immaterial errors identified in the third quarter of 2014. In addition, we restated our unaudited interim financial statements for the period ended June 30, 2014 in our quarterly report on Form 10- Q for the period ended June 30, 2014. See Note 1 to our condensed consolidated financial statements in Item 1 for further information. Although this Form 10-Q/A supersedes the original filing in its entirety, this Form 10-Q/A only amends and restates Items 1and 2 of Part I as a result of and to reflect the restatements. No other information in the original filing is amended hereby. While the foregoing items have been updated, this amended report does not reflect any other events occurring after the original filing. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our other filings with the SEC.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sanomedics International Holdings, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
	(Restated)
Assets

Current Assets
Cash	$40,103	$9,560
Accounts receivable	30,786	19,225
Inventories	9,184	39,060
Prepaid expenses	682,915	612

Total Current Assets	762,988	68,457

Fixed assets, net	23,368	12,562

Patents, net	13,081	16,816

Deposit	7,999	7,999

Total Assets	$807,436	$105,834

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued salaries payable	$348,608	$705,569
Accounts payable and other liabilities	430,356	264,848
Accrued interest payable	233,904	362,284
Accrual for contingencies on contract rescission	165,669	500,000
Common stock payable	22,500	-
Convertible notes payable and advances - related parties net of discount, current portion	435,161	-
Convertible notes payable, net of discount	2,145,021	300,762
Derivative liabilities	3,219,644	1,070,728
Due to related parties	18,151	152,588

Total Current Liabilities	7,019,014	3,356,779

Convertible notes payable and advances- related parties net of discount, net of current portion	271,368	1,873,123

Total Liabilities	7,290,382	5,229,902

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value: 1,000 shares authorized,
issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	1	1
Common stock, $0.001 par value: 250,000,000 shares authorized,
23,859,810 and 4,545,119 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.	23,860	4,545
Additional paid in capital	12,024,498	8,118,299
Stock subscription receivable	(20,000)	(20,000)
Accumulated deficit	(18,511,305)	(13,226,913)

Total Stockholders’ Deficit	(6,482,946)	(5,124,068)

Total Liabilities and Stockholders' Deficit	$807,436	$105,834

 See accompanying notes to condensed consolidated financial statements

Sanomedics International Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Restated)		(Restated)

Revenues, net	$83,181	$90,671	$281,002	$211,750

Cost of goods sold	12,703	12,197	42,928	45,789

Gross profit	70,478	78,474	238,074	165,961

Operating expenses
General and administrative	809,641	299,679	1,941,924	753,487
Stock compensation	246,738	93,000	726,071	348,738
Research and development	-	24,250	43,703	77,750
Depreciation and amortization	3,144	1,899	5,697	5,697

Total operating expenses	1,059,523	418,828	2,717,395	1,185,672

Loss from operations	(989,045)	(340,354)	(2,479,321)	(1,019,711)

Other income (expense)
Amortization of debt discount on convertible notes	(579,962)	(87,650)	(1,415,839)	(141,987)
Derivative expense	(125,860)	(38,131,952)	(937,931)	(40,537,459)
Change in fair value of derivative liabilities	(9,350)	39,874,301	9,154	40,496,638
Loss on acquisition rescission	-	(1,250,000)	-	(1,250,000)
Interest expense	(288,690)	(4,588)	(460,457)	(57,703)

Total other (expense) income	(1,003,862)	400,111	(2,805,073)	(1,490,511)

Net (loss) income before income taxes	(1,992,907)	59,757	(5,284,394)	(2,510,222)
Income taxes	-	-	-	-

Net (loss) income	$(1,992,907)	$59,757	$(5,284,394)	$(2,510,222)

Net (loss) income per share - basic and diluted	$(0.24)	$0.01	$(0.39)	$(1.23)

Weighted average number of shares outstanding during the period - basic and diluted	8,486,686	4,081,174	13,528,789	2,045,442

See accompanying notes to condensed consolidated financial statements

Sanomedics International Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,284,394)	$(2,510,222)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,697	5,697
Stock compensation	726,071	348,738
Amortization of debt discount on convertible notes	1,415,839	141,987
Derivative expense	937,931	40,537,459
Change in fair value of derivative liabilities	(9,154)	(40,496,638)
Loss on rescission	-	1,250,000
Refinancing costs for revolving line of credit	474,131	-
Changes in operating assets and liabilities
Accounts receivable	(11,561)	46,138
Inventories	29,876	850
Prepaid expenses and deposits	157,697	(10,634)
Accrued salaries payable	-	119,391
Accounts payable and other liabilities	270,168	(36,161)
Accrued interest payable	136,620	71,263
Accrual for contingencies on contract rescission	(334,331)	-
Due to related parties	(134,437)	84,872
Net Cash Used In Operating Activities	(1,619,847)	(447,260)

CASH FLOWS USED FROM INVESTING ACTIVITIES
Advances made to Prime Time Medcal	-	(400,000)
Purchase of fixed assets	(12,768)	-
Net Cash Used In Investing Activities	(12,768)	(400,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable and advances - related party	838,240	539,490
Proceeds from common stock subscription	22,500	-
Proceeds from revolving line of credit	905,768
Proceeds from convertible notes payable	149,400	375,000
Payoffs of convertible notes payable	(252,750)	-

Net Cash Provided By Financing Activities	1,663,158	914,490

Net change in cash	30,543	67,230

Cash - beginning of year	9,560	26,084

Cash - end of period	$40,103	$93,314

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-

Interest	$93,418	$-

NON-CASH TRANSACTIONS:
Common stock issued to consultants for services	$29,755	$-
Common stock issued for conversion of debt	$771,404	$102,985
Common stock issued for acquisition	$-	$750,000
Accrued salaries payable converted to convertible promissory note-officer	$-	$703,339
Accrued salaries payable converted to common stock	$211,365	$-
Borrowings under revolving line of credit to convertible notes	$1,404,899	$-

See accompanying notes to condensed consolidated financial statements

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Sanomedics, Inc. (referred to herein as “we”, “us”, “our” or the “Company”) is a medical technology products and services holding company which through its subsidiaries, designs, develops, markets and distributes non-invasive infrared thermometers principally for healthcare providers.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X of the of the U.S. Securities and Exchange Commission. Accordingly, they do not include all the information and notes required by GAAP for annual financial statements.

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

NOTE 2 – RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As previously disclosed in our Form 10-Q for the period ended September 30, 2014, in connection with the initial preparation of our annual report on Form 10-K for the year ended December 31, 2014, we determined that certain previously issued financial statements contained errors. At that time, we evaluated the impact of these errors under the SEC's authoritative guidance on materiality and determined that the impact of these errors, individually and in the aggregate, on prior period financial statements was material. The following is a description of the areas in which these errors were identified and for which we made correcting adjustments to our condensed consolidated financial statements. There was no impact to our actual cash balances as a result of these errors, and these errors do not change net cash flows from financing and investing activities.

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

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS- (continued)

The following tables present the impact of the restatement on the Company’s previously issued condensed consolidated financial statements.

Condensed Consolidated Balance Sheets:

	September 30, 2014		September 30, 2014 As Restated
	As previously Reported	Adjustments

Current Assets	$762,988	-	762,988
Fixed Assets	23,368	-	23,368
Other Assets	21,080	-	21,080
Total Assets	$807,436	-	$807,436

Current Liabilities	$6,416,394	$602,620	$7,019,014
Total liabilities	7,171,772	118,610	7,290,382

Total Stockholders’ Deficit	$(6,364,336)	$(118,610)	$(6,482,946)

Condensed Consolidated Statements of Operations:

	Three months ended September 30, 2014
	As previously Reported	Adjustments	As Restated

Revenues, net	$83,181	$-	$83,181
Gross profit	70,478	-	70,478
Total Operating expenses	842,540	216,983	1,059,523

Loss from operations	(772,062)	(216,983)	(989,045)
Total other income	(889,329)	(114,533)	(1,003,862)

Net Income (Loss)	$(1,661,391)	$(331,516)	$(1,992,907)

Net loss per share-basic and diluted	$(0.20)	$(0.04)	$(0.24)

	Nine months ended September 30, 2014
	As previously
	Reported	Adjustments	As Restated

Revenues, net	$281,002	$-	$281,002
Gross profit	238,074	-	238,074
Total Operating expenses	2,319,904	397,491	2,717,395

Loss from operations	(2,081,830)	(397,491)	(2,479,321)
Total other income (expense)	(2,606,384)	(198,689)	(2,805,073)
Net Loss	(4,688,214)	$(596,180)	$(5,284,394)

Net loss per share-basic and diluted	$(0.35)	$(0.04)	$(0.39)

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 3 – LIQUIDITY AND GOING CONCERN-(restated)

The condensed consolidated financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

The Company currently has limited revenue and is experiencing recurring losses which have caused an accumulated deficit of $18,511,305 and a working capital deficit of $6,256,026 as of September 30, 2014. These factors raise substantial doubt about its ability to continue as a going concern. Management has financed the Company's operations principally through loans from third parties including CLSS Holdings LLC (“CLSS”), a company owned by a former officer and a shareholder of the Company. Through September 30, 2014, the Company obtained its liquidity principally from approximately $906,000 of borrowing under a Revolving Line of Credit secured on January 9, 2014 from TCA Global Credit Master Fund (“TCA”), which was assumed by Redwood Management LLC (“Redwood”) on September 23, 2014, and $838,000 of cash advances from CLSS. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in completing this financing and accomplishing any of its plans.

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

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND ADVANCES – RELATED PARTIES, NET OF DISCOUNTS-(restated)

Convertible notes payable and advances to related parties consist of the following:

	September 30, 2014	December 31, 2013
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrued interest at 9% per annum. (D)	$-	$50,000

Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrued interest at 9% per annum. (D)	-	66,750

Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2011. Note accrued interest at 9% per annum. (D)	-	95,000

Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrued interest at 8% per annum.	-	334,787

Five (5) Secured Convertible Promissory Notes-CLSS Holdings LLC, dated February 21, 2014. Notes accrue interest at 8% per annum, due and payable on March 1, 2016 (C)(D)	132,476	-

Secured Convertible Promissory Note-CLSS Holdings LLC, dated May 8, 2014. Notes accrue interest at 8% per annum, due and payable on May 6, 2016 (C)(D)	95,000	-

Two (2) Secured Convertible Promissory Notes-CLSS Holdings LLC, dated June 30, 2014. Note accrues interest at 8% per annum, due and payable on June 1, 2016 – net of discount of $484,010 (C)(D)	43,892	-

Convertible Promissory Note - Officer dated June 17, 2013. Note accrues interest at 9% per annum, due and payable on March 30, 2015 , net of discount of $210,678(B)	192,661	200,954

Total Notes	464,029	747,491

Other advances from CLSS Holdings, LLC, not evidenced by a Promissory Note (A)	242,500	1,125,632
	706,529	1,873,123
Less: Current portion	435,161	-
	$271,368	$1,873,123

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND ADVANCES –RELATED PARTIES, NET OF DISCOUNTS-(restated) - (continued)

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

In accordance with ASC 470-20 Debt with Conversion and Other Options, at time of issuance the Company allocated $2,307,152 and $828,906 of the derivative liability as discounts against the convertible notes. The discounts are being amortized to interest expense over the term of the notes using the effective interest method. The Company recorded $1,415,839 and $54,337 of interest expense pursuant to the amortization of the note discounts for the nine months ended September 30, 2014 and 2013, respectively.

Sanomedics, Inc.

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

The aggregate fair value of derivative liabilities as of September 30, 2014 and December 31, 2013 amounted to $3,219,644 and $1,070,728, respectively. The net increase of $2,148,916 in the fair value of the derivative liabilities from 2013 has been reflected as unamortized discount of $1,622,494 reflected in the convertible notes payable to officer and third parties, the amortization of debt discount of $1,415,839 and the change in fair value of the derivatives between the respective periods is included in other income (expenses) amounting to $9,154.

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

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements

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

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES-(continued)

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

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 9 – COMMON STOCK- (continued)

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

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated		Restated
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues, net	100%	100%	100%	100%

Costs and Expenses as a percentage of net revenues:
Cost of goods sold	15%	13%	15%	22%
Gross margin	85%	87%	85%	78%

General and administrative	973%	331%	691%	356%
Stock compensation	297%	103%	258%	165%
Research and development	0%	27%	16%	37%
Depreciation and amortization	4%	2%	2%	3%

Loss from operations	-1189%	-375%	-882%	-482%

Other income(expense):
Amortization of debt discount on convertible notes	-697%	-97%	-504%	-67%
Derivative expense	-151%	-42,055%	-334%	-19,144%
Change in fair value of derivative liabilities	-11%	43,977%	3%	19,125%
Loss on acquisition rescission	0%	-1,379	0%	-590%
Interest expense	-347%	-5%	-164%	-27%

Net loss	-2,396%	66%	-1,668%	-1,181%

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

Operating Expenses: Operating expenses consist of general and administrative expenses, stock compensation, research and development and depreciation and amortization. For the third quarter of 2014, operating expenses increased primarily as a result of increases in debt issue cost associated with new borrowings, legal and professional fees and commission expense. Overall, our operating expenses increased 153% in the third quarter of 2014 from the third quarter of 2013. These changes are reflective primarily of increases in general and administrative expenses, offset by decreases in research and development expenses and stock compensation in the 2014 period.

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

Operating Expenses: The approximate $1.5 million increase in operating expenses for the nine months ended September 30, 2014 from the comparable 2013 period was primarily a result of increases in debt issue cost associated with new borrowings, legal and professional fees and commission expense. Overall, our operating expenses increased 129% for the nine months ended September 30, 2014 as compared to 2013. These changes reflect increases in general and administrative expenses and stock based compensation, offset slightly by decreases in research and development expenses in the 2014 period.

Other income (expense): Other income (expense) increased approximately $1.3 million in the 2014 period from the comparable 2013 period. The increase is primarily attributable to an increase in the amortization of debt discounts from increased borrowings and net increase in in derivative expenses associated with conversion prices of convertible note offset by unrealized gains on the fair value of derivatives based upon changes in the market price of the underlying security. We are required to recognize the non-cash gains and losses under GAAP which can materially impact our financial statements from period to period. Additionally the decrease in other income (expense) was attributed to the increase in interest expense from the new borrowings.

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

Liabilities:At September 30, 2014, our current liabilities increased by approximately $3,662,000 from December 31, 2013. This increase is attributable primarily due to the increased borrowing of a $1,000,000 Revolving Line of Credit from TCA and $1,844,000 in convertible promissory notes from other third party lenders, which accordingly, also resulted in an increase of approximately $1,546,000 in non-cash derivative liabilities. Our long-term liabilities decreased primarily as a result of the lesser borrowing demand from related parties and increased conversions of debt into equity.

Liquidity and Capital Resources

At September 30, 2014 our cash on hand was approximately $40,000. At September 30, 2014, we had a working capital deficit of $6,256,026 as compared to a working capital deficit of $3,288,322 at December 31, 2013.

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

Summary of Cash Flow for the nine months ended September 30, 2014

	Nine Months Ended September 30,
	2014		2013
			(Restated)
Net cash used in operating activities		$(1,619,847)	$(447,260)
Net cash used in investing activities	$	(12,768)	$(400,000)
Net cash provided by financing activities		$1,663,158	$914,490

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

Date :	Shares Issued:

July 16, 2014	200,000
July 16, 2014	43,478
August 11, 2014	133,333
August 20, 2014	285,714
August 20, 2014	200,000
September 4, 2014	358,974
September 8, 2014	250,000
September 15, 2014	153,061
September 19, 2014	686,275
September 22, 2014	86,206
September 24, 2014	152,173
September 26, 2014	300,000
September 29, 2014	428,571
September 29, 2014	896,539

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

August 29, 2014, $30,000 Convertible promissory notes to Beaufort Capital Partners LLC with interest at 12% per annum, convertible into common shares at a conversion prices per share of 50% discount to a defined market prices. Maturity ranges through September 11, 2015. September 11, 2014, $50,000 Convertible promissory notes to Coventry Enterprises LLC with interest at 8% per annum, convertible into common shares at a conversion prices per share of 50% discount to a defined market prices. Maturity ranges through September 11, 2015. September 11, 2014, $50,000 Convertible promissory notes to Coventry Enterprises LLC with interest at 8% per annum, convertible into common shares at a conversion prices per share of 50% discount to a defined market prices. Maturity ranges through September 11, 2015. September 22, 2014, $117,074.91 Convertible promissory note to Redwood Management LLC with interest at 12% per annum, convertible into common shares at a conversion price per share of 15% discount to a defined market price. Matures on September 21, 2015

September 22, 2014, $1,287,824.09 Convertible promissory to TCA Global Credit Master Fund note with interest at 12% per annum, convertible into common shares at a conversion price per share of 15% discount to a defined market price. Matures on September 21, 2015. September 30, 2014, $400,000 convertible promissory notes to Devlin Law Firm LLC with interest at 8% per annum, convertible into common shares at a conversion price per share of 15% discount to a defined market price. Matures through August 1, 2015.

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

Item 6. Exhibits.

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial and Accounting officer*

32.1	Section 1350 Certifications of President and Chief Financial Officer*

10.72	Amendment Agreement dated September 22, 2014 between Sanomedics International Holdings, Inc. and Redwood Management LLC (previously filed)

10.73	Replacement Revolving Note A dated September 22, 2014 to TCA Global Credit Master Fund, LPr (previously filed)

10.74	Replacement Revolving Note B dated September 22, 2014 to TCA Global Credit Master Fund, LPr (previously filed)

10.75	Amendment Agreement dated October 17, 2014 Sanomedics International Holdings, Inc. and Redwood Management LLC (previously filed)

10.76	Replacement Revolving Note A-3 dated October 17, 2014 to TCA Global Credit Master Fund, LPr (previously filed)

10.77	$189,375 Debenture dated October 24, 2014 payable to Redwood Management LLC (previously filed)

10.78	$63,125 Debenture dated October 24, 2014 payable to Redwood Fund II, LLC (previously filed)

10.79	$35,000 Securities Exchange and Settlement Agreement dated August 25, 2014 with Beaufort Capital Partners LLC (previously filed)

10.80	$30,000 Promissory Note dated August 12, 2014 with Beaufort Capital Partners LLC (previously filed)

10.81	$50,000 Replacement Promissory Note dated September 11, 2014 to Coventry Enterprises LLC (previously filed)

10.82	$50,000 Promissory Note dated September 11, 2014 to Coventry Enterprises LLC (previously filed)

10.83	$440,000 Convertible Note A dated June 30, 2014 to Devlin Law Firm LLC (previously filed)

10.84	$400,000 Convertible Note dated September 30, 2014 to Devlin Law Firm LLC (previously filed)

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA*

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE*

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

_____________

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sanomedics, Inc.

April 20, 2015	By:	/s/ Keith Houlihan
Keith Houlihan President

April 20, 2015	By:	/s/ David C. Langle
David C. Langle Chief Financial Officer

