Form 10-K
period 2014-12-31
Sanomedics, Inc.
filed 2015-05-12
CIK 1501972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________ .

Commission file number 000-54167

SANOMEDICS, INC.
(f/k/a SANOMEDICS INTERNATIONAL HOLDINGS, INC.)
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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant's most recently completed quarter, was approximately $3,955,297.

The number of shares of Common Stock, $.001 par value, outstanding on May 5, 2015 was 14,966,877 shares.

SANOMEDICS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2014

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

Throughout this report, we refer to Sanomedics Inc., together with its subsidiaries, as “we,” “us,” “our Company” or “the Company.”

PART 1

Item 1: Business

General Development of Business

Overview

Sanomedics International Holdings, Inc. (the “Company”, “we”, or “us”) is a Delaware corporation which is a medical technology holding Company that focuses on disruptive and game changing products, services and ideas – a place where physicians, entrepreneurs, and medical companies can work together to drive innovative technologies through concept, development, and ultimately commercialization. We plan to grow our current business organically and through strategic acquisitions relating to healthcare technology products and services. We seek to acquire innovative medical device companies and/or healthcare related service operating businesses, such as medical staffing or ambulatory surgical centers that can be included within our organization. We will also seek acquisition and development opportunities related to other aspects in the healthcare marketplace.

Acquisitions and Growth Strategy

We plan to grow our existing business through strategic acquisition related to healthcare technology products and services. We seek to acquire innovative medical device companies and/or healthcare related service operating businesses that can be tucked into our operations. We will also seek acquisition and development opportunities related to other aspects in the healthcare marketplace. The Company will expect all acquisitions to be accretive to its earnings and fully integrated within ninety (90) days of closing.

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

Organizational History

We were originally incorporated on October 31, 1955 in Idaho under the name “Niagara Mining and Development Co., Inc.”. We conducted limited mining operations, and in the 1970s we raised approximately $200,000 in a public offering we made under the Regulation A exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). We filed periodic reports for approximately three years thereafter, but once our total assets were less than $1,000,000 our reporting obligations pursuant to Section 12(g) of the Securities Exchange Act of 1934 ceased, and we stopped filing such reports. Shortly thereafter, as our cash on hand was depleted we curtailed our operations, and ultimately we became inactive. We had our existence administratively dissolved by the State of Idaho for failure to file timely the required annual report, but we were reinstated on April 9, 2007 and again on June 16, 2008, following a similar administrative dissolution on January 4, 2008; however, in 2005, during a period of our dissolution, a third party had formed a new Idaho corporation with the same name as ours, so when we were reinstated on April 9, 2007 our corporate name was no longer available to us and therefore we had to amend our Articles of Incorporation to change our name; and on April 9, 2007, we selected and changed our name to “Grand Niagara Mining and Development Company”. In 2008, when Joseph Meuse and Belmont Partners, LLC acquired control, our sole objective was to identify, evaluate, and acquire an operating business which wanted to become a publicly held entity. As described below under “Acquisition of Sanomedics”, we achieved that goal in July 2009 when we acquired 100% of the outstanding capital stock of Sanomedics International Holdings, Inc. (“Sano-Nevada”), a development stage Nevada corporation with very limited operations formed in January 2009. In connection with this acquisition, in April 2009 we reincorporated in Delaware, changed our name to “Sanomedics International Holdings, Inc.”, recapitalized the Company, effected a 1 for 25 reverse split (the “Reverse Split”) of our common stock, and issued to the former owners of Sano-Nevada common shares representing approximately 98% of our common stock and 100% of our newly authorized Series A preferred stock having majority voting rights. The Sano-Nevada acquisition was accounted for as a “reverse acquisition” as if Sano-Nevada had acquired us, and our financial statements prior to the closing date of acquisition became the historical financial statements of Sano-Nevada. All information in this report relating to our common stock has been adjusted to give retroactive effect to the February 9, 2015 Reverse Split, except where otherwise expressly stated.

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

For accounting purposes this Acquisition transaction was treated as a reverse acquisition, with Sano-Nevada as the acquirer; and therefore, our historical financial statements prior to the closing date are those of Sano-Nevada. After the closing, we relocated our executive offices from Nevada to our current offices in Miami, Florida; and Messrs. Houlihan and Sizer comprised a majority of our Board of Directors and became our senior management and together with Mrs. Sizer, they beneficially owned a substantial majority of our outstanding common stock, had majority voting rights via their ownership of our preferred stock and acquired control of the Company. See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters, Item 10, Directors, Executive Officers and Corporate Governance, and Item 8, Financial Statements and Supplementary Data.

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

Acquisition of Prime Time Medical

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

On March 13, 2014, due to information that came to light subsequent to August 30, 2013, the Board of Directors of the Company determined to pursue a rescission of the completed transaction with Prime Time, after discovering numerous material differences between financial statements reproduced by the Company and the financial statements provided by Miklos in connection with the Stock Purchase Agreement. As a result of the foregoing events and Medicare and Medicaid’s constraint on Prime Time’s business and payment stream, the business could no longer survive and should immediately cease operating. Consequently the Company recorded a loss on rescission of $1,790,000 from its investment and advances in Prime Time in the accompanying consolidated statements of operation for the year ended December 31, 2013. The accompanying balance sheet as of December 31, 2013 also reflects an accrual for payments related to the rescission of $500,000 paid subsequently. The material misstatements related primarily to the accounting treatment of revenues, accounts receivable and reserves for contractual allowances and inventory valuations.

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

TCA and Redwood Financing

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

We announced on February 21, 2014, we had entered into a non-binding Letter of Intent to acquire all of the issued and outstanding equity of a national provider of professional health care services and solutions to public and private institutions and multinational corporations throughout the world. On October 20, 2014, the Sellers informed the Company that they no longer desired to sell their business and the negotiations between the parties was terminated.

Plan of Operation

For the next 12 months we intend to focus our efforts on implementing the following business strategy:

Raise Substantial Additional Capital.

We currently have a severe cash shortage, and our operating revenues continue to be limited and insufficient to fund our operations. Consequently, Note 2, Summary of Significant Accounting Policies – Going Concern, to our December 31, 2014 consolidated financial statements, as set forth in Item 8, Financial Statements and Supplementary Data, contains an explanatory paragraph to the effect that, as a result of our limited revenue and the losses we are incurring, there exists substantial doubt about our ability to continue as a going concern (See Item 8, Financial Statements and Supplementary Data). Through December 31, 2014, our liquidity had been provided through the raising of approximately $1.4 million in the issuance of convertible promissory notes from third party lenders. These borrowings mature during various periods in 2015, and our expectations are they will convert to equity or we will have to secure additional funds through new borrowings if we are to settle the debt with cash funds. Additionally we secured advances made from time to time which have been memorialized into convertible promissory notes, aggregating approximately $4.6 million to date, with $853,000 in 2014 from an affiliate of Craig Sizer, our former Chief Executive Officer (“CEO”) and one of our major shareholders. At March 31, 2015, we had approximately $47,000 in cash on hand; and unless our equity offerings or additional debt financing are successful we will be unable to continue to operate.

We currently have limited commitments or arrangements with any person or entity to obtain any equity or debt financing, and there can be no assurance that the additional financing we require would be available on reasonable terms, if at all; and if available, any such financing would likely result in a material and substantial dilution of the equity interests of our current shareholders. The unavailability of such additional financing could require us to delay, scale back or terminate our business activities, which would have a material adverse effect on our viability and prospects. See Item 1A, Risk Factors – We May Be Unable to Continue as a Going Concern; and – The Substantial Additional Capital We Need May Not Be Obtainable, and Item 13, Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons - Borrowings.

Improve Existing Operations.

Our operating results have been unsatisfactory, and we have experienced recurring losses. We had a working capital deficit of approximately $4.7 million at December 31, 2014. We had a net loss of approximately $7.0 million and $4.3 million, respectively, for the years ended December 31, 2014 and 2013.

We intend to try to improve cash flow from operations.

Effect Strategic Acquisitions.

We plan to grow our existing business through strategic acquisitions related to medical devices and healthcare technology products and services. We seek to acquire medical device and or healthcare related technology service operating businesses that can be included within our operations. The Company will expect all acquisitions to be accretive to its earnings and fully integrated within ninety (90) days of closing. We intend to fund acquisitions and any future targets from equity offerings as well as debt from asset based lending institutions.

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

Other Opportunities

We will also look at new and complementary products that are in established companies or still in the development stage, whose medical devices we believe we could market to consumers and/or healthcare professionals. We are initially focused on medical devices related to the diagnosis or thermometry measurement for humans.

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

We intend to affect our acquisitions by structuring the transaction to require us to pay the purchase price principally, through debt financing and by issuing shares of our common stock to the owners of the target company. If cash is required, we intend to use cash on hand and, if our cash resources are insufficient, either to draw down on our existing credit facilities, if any, or seek to obtain new funds through private offerings of debt or equity securities.

Develop Thermometer Products for the Professional Markets

We are directing our research and development efforts toward continued innovation in technology and design, which enables us to introduce new products into the healthcare providers market, which include hospitals, physician’s offices, medical clinics and other long-term care institutions. Clinical studies have been completed, and we intend to continually update new studies. However, we are still developing hardware and software for all our new models, and further clinical studies will still need to be performed for validation. Potential users in the professional marketplace will conduct their own testing for temperature accuracy and clinical repeatability.

Although we have limited funds, our Chief Technology Officer, Gary O’Hara, is coordinating our own research efforts and the efforts of our several consultants. Mr. O’Hara developed the first infrared tympanic (ear) thermometer for the professional market in the mid-1980’s (the product he developed, FirstTemp Genius, is still being sold today, almost 30 years after his company was sold in 1992 to pharmaceutical giant American Home Products (now part of Pfizer)). He is thoroughly familiar with the current sensor and design technologies and the intellectual property landscape. He has also engaged the following consultants to assist our second generation development efforts: a hardware/software designer who supervises our prototype development; and an experienced thermometry clinical scientist with 20 years of clinical thermometry research experience who can perform clinical studies and data analysis on our products under development; and both worked with Mr. O’Hara in developing an ear thermometer. However, we also need to hire qualified engineers to implement the electro-optics design, electronic circuitry and software design necessary for our next generation thermometers.

Financial Information about Segments

We operate a single line of business and operate in one segment.

Narrative Description of Business

General

We have launched distribution of our Caregiver® thermometer. Our research efforts continue to focus on the Caregiver® thermometer with improved accuracy, which was introduced during the second quarter of 2012.

Our core business is in the design, development, and marketing of medical diagnostic equipment for healthcare providers. We are capitalizing on the growing trend of expanded hospital caregivers, assisted living and long term care. We are focused on delivering improved outcomes and preventative practices to control healthcare costs while being an innovative bridge between the healthcare provider and their patient.

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

Design and Manufacture

The technology and functionality of our current products were co-designed by our new supplier in Taiwan, which, as discussed below, is the manufacturer and the assignor to us of the requisite U.S. governmental pre-marketing approvals for them. We designed the housing of our products, incorporating our extensive thermometery engineering and clinical expertise. We are in the process of designing and developing all aspects, including technology, of our proposed second generation products.

We do not purchase any of the raw materials or components used in the manufacture of our products. Most components are readily fabricated from commonly available raw materials or are off-the-shelf items available from multiple supply sources, although certain items are custom-made to meet our specifications. We believe that alternative sources of supply are available or could be developed within a reasonable period of time. A reduction or interruption in supply, an inability to develop and validate alternative sources if required, or a significant increase in the price of raw materials, or components, could adversely affect our operations and financial condition, particularly materials or components related to our thermometers.

Even if our new sole-source manufacturer was to go out of business, we believe we would be able to obtain within a reasonable time a new offshore manufacturer who could source our products’ components and provide us with saleable merchandise in such a manner as to have minimal adverse impact on us.

Sales, Marketing and Advertising

We have entered into various distribution agreements with several medical equipment suppliers to distribute our Caregiver® thermometer. We will also sell the Caregiver® thermometer under separate agreements with commissioned independent sales representatives and smaller distributors who have non-exclusive territorial agreements.

We are subject to certain indemnification obligations in connection with our distribution agreement. We are usually required to procure and maintain product liability insurance of specified limits per occurrence and in the aggregate, naming the contracting party as an additional insured. Our distributors, resellers, and sales representatives typically agree not to sell competitive products during the term of their agreements with us.

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

In the United States, permission to distribute a new device generally can be met in one of three ways. The process relevant to our products requires that a pre-market notification (“510(k) Submission”) be made to the FDA to demonstrate that the device is as safe and effective as, or substantially equivalent to, a legally marketed device that is not subject to pre-market approval (“PMA”), i.e., the “predicate” device. An appropriate predicate device for a pre-market notification is one that (i) was legally marketed prior to May 28, 1976, (ii) was approved under a PMA but then subsequently reclassified from class III to class II or I, or (iii) has been found to be substantially equivalent and cleared for commercial distribution under a 510(k) Submission. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. (In some instances not relevant to our products, data from human clinical trials must also be submitted in support of a 510(k) Submission. The FDA must issue an order finding substantial equivalence before commercial distribution can occur. Changes to existing devices covered by a 510(k) Submission that do not raise new questions of safety or effectiveness can generally be made without additional 510(k) Submissions. More significant changes, such as new designs or materials, may require a separate 510(k) with data to support that the modified device remains substantially equivalent. The FDA has recently begun to review its clearance process in an effort to make it more rigorous, which may require additional clinical data, time and effort for product clearance.

We have received a 510(k) pre-market approval from the FDA for our thermometers. This 510(k) will allow us to sell our second generation thermometers without additional approvals. However; we may need to obtain recertification, depending on product changes his recertification may require a complete documentation package, an abbreviated documentation package or an internal documentation package, a determination to be made by guidance documents from the FDA and in concert with our regulatory consultants.

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

Patents and Proprietary Rights

Our patent strategy is to file “utility” and “design” patents to protect various novel aspects of our thermometry products. We can file foreign patent applications similar to our U.S. design patents and patent applications, and we will decide on a case-by-case basis whether to file them after consideration of the markets we intend to serve and after discussion with patent counsel. Given our very limited revenues and cash position, and because there are no foreign countries where our sales volume is material, no patent applications have been filed outside the United States. In addition, foreign countries do not recognize “design” patents, and the patents issued to us in the United States are all “design” patents.

We also rely on a combination of trade secrets and non-disclosure agreements and patents (if issued to or licensed by us), to protect our intellectual property. The patent positions of companies which, like us, design and market medical devices are uncertain and may involve complex legal and factual questions which can be difficult to resolve.

As of March 31, 2011, we had received three “design” patents relating to the housing of our thermometers, all issued in 2010 and expiring in May, June and August 2024. In June 2010 we filed one “utility” patent application relating to various aspects of our non-contact thermometer technology, and we intend to file a corresponding foreign patent application. We are also preparing a second U.S. utility patent application; and we intend to file a corresponding foreign patent application simultaneously with the domestic one. To date, we have not obtained any licenses, whether exclusive or non-exclusive, to any third-party technologies covered by patents or patent applications. We intend to vigorously protect our intellectual property rights as advised by corporate and patent counsel. See Item 3, Legal Proceedings, for a discussion of our pending lawsuit against Exergen.

The patent application and issuance process may take several years and involves considerable expense, and there is no assurance that any patent sought by us (or by any business from which we might in the future decide to license the right to manufacture and sell a medical device) will result within a reasonable time, if at all, in the issuance of a patent covering any of the claims made in the application. The coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, neither the applicant nor the licensee knows whether any claim contained in a patent application will be allowed and result in the issuance of a patent or, if any patent is issued, whether it will provide meaningful proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy, until foreign counterparts, if any, are published, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be absolutely certain that the applicant or licensor was the first inventor of the subject matter covered by the patent application or was the first to file a patent application therefor, or that it would obtain the freedom to practice the claimed inventions. Moreover, priority in filing a patent application for an invention can be overcome by a different party who first practiced the invention. Accordingly, we might have to participate in extensive proceedings in U.S. and/or foreign patent offices or courts, including interference proceedings declared by the U.S. Patent and Trademark Office (the "Patent Office"), to determine priority and/or patent validity. Any such proceeding would be costly and consuming of Management's time. Therefore, there can be no assurance that any patent issued to us would be held valid or sufficiently broad to protect our technology or to provide us with any competitive advantage, or that our products would not be found to infringe patents owned by others. The same applies to any patent rights which we might obtain by license, and to date we have entered into no such license agreements. In the event of a determination that we are infringing a third party's patent, we would likely be required to pay royalties, which could be substantial, to such third party. It is even possible that the third party could refuse to grant us a license in order to keep our product off the market.

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

From time to time, third parties may claim, or we may identify, intellectual property rights not owned or licensed by us which we might be infringing. To the extent that such properties are in the public domain, in the first instance we would seek the opinion of patent counsel to avoid claims of willful infringement. In addition, whether or not such properties are in the public domain, after consultation with patent counsel and based on our evaluation of applicable considerations, including without limitation of the potential duration, expense and outcome of an infringement proceeding, the validity or enforceability of such potential claims and other business considerations, we might seek to license such intellectual properties in consideration of our agreement to pay royalties. Although we believe that we should be able to obtain a license to any such patent on commercially reasonable terms, there can be no assurance that we would be able to obtain from third parties any such patent licenses on commercially reasonable terms, if at all.

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

On May 23, 2013, the Company was summoned in a civil action from the Exergen Corporation. On March 26, 2015, Exergen and Sanomedics filed a partial dismissal that removed one of the two accused products, the Talking Non-Contact Thermometer, from the lawsuit. Exergen’s claims against the other accused product, the Caregiver TouchFree Thermometer, are ongoing. Sanomedics has filed motions regarding the validity of the patents that, if granted, would dispose of the entirety of the case pending appeal. Sanomedics believes the alleged infringement is without merit and will vigorously defend its rights to market and sell Caregiver thermometers. At this stage, Exergen has not provided a specific damages calculation.

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

Seasonality; Concentration

Our non-contact thermometer business commenced in July 2009 when we acquired Sano-Nevada. (Sano-Nevada was formed in January 2009 and sold its first products in September 2009). To date, our sales have been limited. Our revenues for the years ended December 31, 2014 and 2013 were approximately $678,000 and $264,000, respectively. We have not yet experienced any seasonal fluctuations, but our sales volume is too low to provide a basis to determine whether or not seasonal fluctuations are to be expected.

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

Research and Development

We expended $4,414 and $111,500 for research and development during the years ended December 31, 2014 and 2013, respectively As discussed in detail above under “Plan of Operation – Develop Thermometer Products for the Professional Markets,” our research and development is focused on, and we seek to improve the accuracy of our thermometer products so that we can complete development of and introduce our next-generation line of human and animal thermometers to health care professionals and institutions. Our next generation non-contact thermometers are expected to have higher accuracy and greater clinical repeatability, all of which would make these products more tolerant of imperfect operator placement of the thermometer near the skin and more attractive to potential professional users such as hospitals and other institutions. Clinical testing for human use was completed during the first quarter of 2012, and it was determined that our product performed favorably and met ASTM standards. See “Develop Thermometer Products for the Professional Markets”, above. We also need to hire or retain as consultants qualified engineers to implement the electro-optics design, electronic circuitry and software design necessary for our next generation thermometers. See “Employees” below.

Employees

As of May 5, 2015 we employ 3 persons on a full-time basis. None of our employees are represented by a labor union, and we consider our employee relations to be good. We will need to hire or retain as consultants qualified engineers to implement the electro-optics design, electronic circuitry and software design necessary for our next generation thermometers. However, as a result of our weak financial position, we do not currently have the ability to hire any new employees, including the electrical engineers and engineering personnel we need, since the additional financing we would need to pay them is neither arranged nor committed. See Item 1A, Risk Factors.

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

We May Be Unable To Continue as a Going Concern

Our auditors' report on our December 31, 2014 consolidated financial statements, and footnote 2 to such financial statements, reflect that there is substantial doubt about our ability to continue as a going concern. Our operating revenues are insufficient to fund our operations and our assets already are pledged to secure our indebtedness to management and its affiliates for deferred salary and cash advances, respectively. The unavailability of additional financing could require us to delay, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on the Company and its viability and prospects. As noted above, we plan to increase our revenue by increasing our visibility and the awareness of our company, and our products by engaging in more aggressive sales, marketing and advertising activity. We intend to develop and implement strategies to market our products to new customers. However, we can give no assurance that these plans and efforts will be successful.

The Substantial Additional Capital We Need May Not be Obtainable

We have experienced recurring net losses of $7.0 million for the year ended December 31, 2014 and $4.3 million for the year ended December 31, 2013, and we had a working capital deficit of approximately $4.7 million and $3.3 million at December 31, 2014 and 2013, respectively. Currently we have a severe cash shortage, with only approximately $47,000 of cash on hand at March 31, 2015. Our operating revenues are insufficient to fund our operations for the next twelve months. Therefore, we require substantial additional funds to finance our business activities on an ongoing basis and to implement our acquisition strategy portraying our Company as one able to provide a target company not only with cost savings resulting from centralized estimating, accounting and other corporate functions but also with additional working capital to finance and grow its business. However, there are no assurances we will be successful in raising the additional capital and such funding will result in a material and substantial dilution of the equity interests of our current shareholders and such funding will result in a material and substantial dilution of the equity interests of our current shareholders. We do not have any commitments or arrangements with Craig Sizer, a major shareholder and former CEO who has already loaned us through his affiliate an aggregate of approximately $4.6 million through March 31, 2015, or with any other person or entity to obtain any such equity capital, and there can be no assurance that the additional financing we require would be available on reasonable terms, if at all. The unavailability of additional financing could require us to delay, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on the Company and its viability and prospects. See also Item 8, Financial Statements and Supplementary.

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

Any potential future acquisitions we consummate will be dilutive, possibly substantially, to the equity ownership interests of our shareholders since we intend to pay for such acquisitions by issuing shares of our common stock, and also may be dilutive to our earnings per share, if any.

Our acquisition strategy may not have the desired result, and notwithstanding effecting numerous acquisitions, we still may be unable to achieve profitability or, if profitability should be achieved, to sustain it.

We May Not Be Able to Compete Effectively

Our closest competition would be Welch Allyn, Braun and Exergen, which markets a line of thermometers. They do not have a non-contact thermometer. Each competitor has national distribution and a longer operating history than we do; and these brands have greater brand name recognition and significantly greater financial, technical sales, marketing, distribution and research and development resources. We may be unable to compete successfully or remain viable.

Our Research and Development May Be Unsuccessful; Our Next Generation Products May Not Be Developed, or If Developed May Fail to Win Commercial Acceptance

Our business is characterized by extensive research and development, and rapid technological change. Developments by other companies of new or improved products or technologies, especially of thermometers for use by consumers on pet dogs may make our products or proposed products obsolete or less competitive and may negatively impact our net sales. We should, subject to having adequate financial resources (which we currently do not possess), devote continued efforts and financial resources to develop or acquire scientifically advanced technologies, apply our technologies cost-effectively across our product lines and markets and, attract and retain skilled electrical engineering and other development personnel. If we fail to develop new products or enhance existing products, it would have a material adverse effect on our business, financial condition and results of operations.

In order to develop new products and improve current product offerings, we are focusing our research and development programs largely on the development of next-generation models intended for the professional health care markets, principally with greater accuracy than our current models. If we are unable to develop, launch these products as anticipated, and have them accepted commercially, our ability to expand our market position may be materially adversely impacted. Further, we are investigating opportunities to further expand our presence in, and diversify into, medical treatment technologies and other medical devices. Expanding our focus beyond our current business would be expensive and time-consuming. There can be no assurance that we will be able to do so on terms favorable to us, or that these opportunities will achieve commercial feasibility, obtain regulatory approval or gain market acceptance. A delay in the development or approval of these technologies or our decision to reduce our investments my adversely impact the contribution of these technologies to our future growth.

We May Be Unable to Develop Next Generation Products If We Cannot Hire Electrical/Biomedical Engineers

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

Product Shortages May Arise if Our Contract Manufacturer Fails to Comply With Government Regulations

Medical device manufacturers are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with its Qualify System Regulation requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the Federal Medical Device Reporting regulations require a manufacturer to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through period inspections by the FDA. Our manufacturer and supplier is International Standards Organization (“ISO”) certified, but if it were to fail to adhere to quality system regulations or ISO requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition and results of operations.

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

Patents and other proprietary rights are and will continue to be essential to our business, and our ability to compete effectively with other companies will be dependent upon the proprietary nature of our technologies. We rely upon trade secrets, know-how and continuing technological innovations to develop, maintain and strengthen our competitive position. We pursue a policy of generally seeking patent protection in the U.S. for patentable design or subject matter in our devices and attempt to review third-party patents and patent applications to the extent publicly available in order to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others. We own three U.S. design patents and have one U.S. utility patent application pending. We are not a party to any license agreements pursuant to which patent rights have been obtained or granted in consideration for cash, cross-licensing rights or royalty payments. No assurance can be made that any pending or future patent application will result in the issuance of patents, or that any future patents issued to, or licensed by, us will not be challenged or circumvented by our competitors. In addition, we may have to take legal action in the future to protect our patents, if any, trade secrets or know-how or to assert them against claimed infringement by others. Any legal action of that type could be costly and time consuming, and no assurances can be given that any lawsuit will be successful.

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

We May Be Unable to Replace Current Management

Our success is dependent upon the active participation of our Management, Messrs. Keith Houlihan and David C. Langle, and we have entered into employment/consulting agreements with them which expire on December 31, 2015, respectively. However, we do not maintain any "key man" insurance on either of their lives. In the event we should lose the services of either of these people, our business would suffer materially. There can be no assurance that we would be able to employ qualified person(s) on acceptable terms to replace them.

Management Actions Could Cause Substantial Dilution and Stock Price Declines and Discourage a Takeover

Our Company is effectively controlled by management, specifically Messrs. Keith Houlihan and David C. Langle (“Management”), who collectively and beneficially own approximately 7% of our outstanding common stock and have majority voting rights by virtue of their 70% ownership of our preferred stock. While we intend to pursue the business strategy set forth herein, Management has broad discretion to adjust the application and allocation of our cash and other resources, whether in order to address changed circumstances and opportunities or otherwise. As a result of such discretion, our success is substantially dependent upon their judgment. In addition, Management is able to elect our board of directors and to cause the directors to declare or refrain from declaring dividends, to increase our authorized capital, to authorize one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights holders of our common stock, to issue additional shares of capital stock, to direct the use of all funds available to us, including accelerating change of control payments, and to cause additional shares of common stock to be issued by accelerating the exercisability and termination of outstanding stock options. Any such preferred stock also could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company. Any issuance of common or preferred stock could substantially dilute the percentage ownership of the company held by our then current stockholders and cause a precipitous decline in our stock price. Such concentration of ownership may have the additional effect of delaying, deferring or preventing a change of control of the Company. Also, this controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

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

A Significant Portion of our Outstanding Shares are Restricted Securities and the Sale of those Shares Will Depress Our Stock Price.

The sale of shares of our common stock which are not registered under the Securities Act, known as “restricted” shares, typically are effected under Rule 144. At April 2, 2015 we had outstanding 1,759,862 shares of restricted common stock. In accordance with the recent amendments to Rule 144, since we formerly were a “shell” company, no shares of our restricted common stock were eligible for sale under Rule 144 until we became subject to the reporting requirements of the Exchange Act, i.e., when this registration statement became effective by operation of law on December 29, 2010, and then such shares could be sold under Rule 144 on and after December 29, 2011 only if during the preceding 12 months we complied with our reporting requirements under the Exchange Act. No prediction can be made as to the effect, if any, that future sales of “restricted” shares of our common stock, or the availability of such shares for future sale, will have on the market price of our common stock or our ability to raise capital through an offering of our equity securities.

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

On October 10, 2012, the Company received a cease and desist demand letter from Exergen Corporation (“Exergen”), claiming that the Company infringed on certain patents relating to the Company's non-contact thermometers. On May 21, 2013 Exergen filed a complaint in the U.S. District Court of the District of Massachusetts against the Company and Thermomedics, Inc. ( its’ wholly owned subsidiary). On September 3, 2013, the Company filed its answer to Exergens’ complaint and asserted counterclaims and affirmative defenses for non-infringement and invalidity of certain patents. The Company believes the alleged infringement is without merit and will vigorously defend its rights to market and sell the thermometers.

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

On May 29, 2014, Justin Keener d/b/a JMJ Financial (“JMJ”) filed a Complaint against the Company in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida. alleging that the Company breached a convertible promissory note dated June 17, 2013, pursuant to which JMJ provided $150,000 to the Company on or about June 19, 2013, and an additional $50,000 to the Company on or about December 12, 2013. JMJ alleges that on February 4, 2014, it agreed to accept $280,000 in satisfaction of the note. JMJ alleges that the Company paid $186,667 to JMJ on February 19, 2014. On July 21, 2014, the Company filed its Answer, Affirmative Defenses, and Counterclaim against JMJ. As affirmative defenses, the Company asserts, among others, that JMJ is not entitled to the relief requested because the promissory note at issue charges usurious interest rates in violation of Florida’s usury laws, and because JMJ’s claims for lost profits are speculative. The Company also asserts counter-claims for Declaratory Relief (seeking an order that the promissory note is usurious under Florida law and the entire debt and conversion rights thus are unenforceable, and all moneys paid on the Note by the Company to JMJ must be returned to the Company) and for usury (seeking damages for all moneys paid pursuant to the promissory note, reasonable attorneys’ fees, and costs). The Company intends to defend against JMJ’s claims, and pursue its claims, vigorously.

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

	High	Low
First Quarter ended March 31, 2015	$1.23	$0.01

Fiscal Year Ending December 31, 2014:	High	Low
Fourth Quarter	$75.00	$1.03
Third Quarter	48.50	4.53
Second Quarter	147.50	25.00
First Quarter	250.00	62.50

Fiscal Year Ending December 31, 2013:	High	Low
Fourth Quarter	$593.75	$56.25
Third Quarter	3,000.00	125.00
Second Quarter	4,937.50	375.00
First Quarter	2,475.00	1,000.00

On May 4, 2015, the last sale price of our common stock as reported on the OTC Markets was $0.011 per share. At May 4, 2015 we had approximately 1,687 record shareholders of our common stock.

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

Reverse stock splits

On October 30, 2013, our board of directors approved a 1-for-10 reverse split of our common shares (“2013 Reverse Split”). The 2013 Reverse Split became effective on December 23, 2013. As a result of the 2013 Reverse Split, each shareholder of record as of December 23, 2013 received one (1) share of common stock for each ten (10) shares of stock they held prior to the 2013 Reverse Split.

On December 30, 2014, our board of directors approved a 1-for-125 reverse split of our common shares (“2014 Reverse Split”). The 2014 Reverse Split became effective on February 9, 2015. As a result of the 2014 Reverse Split, each shareholder of record as of February 9, 2015 received one (1) share of common stock for each one hundred twenty five (125) shares of stock they held prior to the 2014 Reverse Split.

Recent sales of unregistered securities

During October 1, 2014 and December 31, 2014, the Company issued a total of 383,615 shares to six (6) parties in connection with the conversion of $413,906 in convertible debt held. The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On October 6, 2014 and November 10, 2014 the Company issued a total of 28,907 shares of restricted common stock to a former officer and shareholder at a prices ranging from $2.50 to $5.00 in settlement of $96,164 of unpaid and accrued salaries.

During October 13, 2014 through December 18, 2014, the Company issued 244,551 shares to a Company owned by a former officer and shareholder in connection with the conversion of $254,258 in convertible debt held.

From October 1, 2014 to December 31, 2014 the Company issued Redwood a total of 829,973 shares in connection with the conversion of $939,204 in convertible debt held. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On December 9, 2014, the Company issued 1,200 shares and 10,933 shares, respectively, to an individual investor and a Company owned by a former officer and shareholder at $18.75 per share in connection with the sale of its common stock plus warrants in a private placement.

On December 16, 2014, the Company issued 1,200 shares of restricted common stock to a consultant as payment for investor relations services. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

On December 30, 2014 the Company issued 58,394 shares of restricted common stock to an officer of the Company in connection with the conversion of $50,000 in convertible stock held. The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

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

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe our critical accounting policies are those described below.

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

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of finished goods of non-invasive medical devices. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand and current inventory levels for the various inventory items, as follows:

•

Consumer demand – our focus is on our Caregiver line of thermometers which have seen increased adoption of the Caregiver touch-free infrared thermometer in hospitals, clinics and private corporations around the world.

•	Current inventory levels – we have approximately 1,200 units remaining as of December 31, 2014 which is sufficient to carry us into the first quarter 2015.

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company's evaluation was performed for the tax years ended December 31, 2014 and 2013. The Company’s tax returns for the years 2011 through 2014 remain subject to examination by tax jurisdictions as of December 31, 2014.

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Years Ended December 31,
	2014	2013
Net sales revenue	100.0%	100.0%

Costs and expenses:
Cost of goods sold	19.4	22.4
General and administrative	414.9	435.6
Research and development	0.7	42.3
Stock compensation	94.7	286.9
Depreciation and amortization	1.7	3.6
	531.4	790.8

Loss from operations	(431.4)	(690.8)

Other income (expense):
Amortization of debt discount	(422.2)	(172.1)
Change in the fair value of derivatives	(27.9)	(32.1)
Loss on extinguishment of debt	(85.7)	-
Loss on writedown of disposed patents	-	(5.7)
Loss on rescission	-	(678.7)
Interest expense	(67.5)	(56.2)

Loss before provision for income taxes	(1,034.7)	(1,635.5)
Provision for income taxes	—	—

Net loss	(1,034.7)%	(1,635.5)%

Results of Operations

Year Ended December 31, 2014 compared to the year Ended December 31, 2013

Revenues: Revenues for the year ended December 31, 2014 were approximately $678,000 as compared to approximately $264,000 for the year ended December 31, 2013, an increase of 157.0%. This increase is attributable to the further commercialization and acceptance of our professional Caregiver infrared thermometer in the marketplace. The increased attention on the infectious Ebola disease in particular in the fourth quarter contributed significantly upon the sales of our Caregiver product.

Cost of Revenues: Cost of revenues, which consist of product, shipping and other costs totaled approximately $131,000 for the year ended December 31, 2014 as compared to $59,000 of such costs during the same period in 2013. This increase in cost of revenues reflects the increased buying of the new professional model.

Gross Profit: Gross profit was approximately $546,000 for the year ended December 31, 2014 as compared to a gross profit of approximately $205,000 for the year ended December 31, 2013. The 2014 increase of $341,000 was primarily the result of the increased level of sales of the professional Caregiver model.

Operating Expenses: Operating expenses consist of general and administrative expenses, stock compensation, depreciation and amortization and research and development. For the year ended December 31, 2014, operating expenses totaled approximately $3.5 million as compared to approximately $2.1 million for the same period in 2013. The approximate $1.4 million increase (71.2%) was primarily a result of increases in professional fees, particularly legal ($741,000) and investor relations ($295,000), a decrease in stock compensation expense ($115,000) and a decrease in research and development and other expenses.

Net Loss: Net loss for the year ended December 31, 2014 was approximately $7.0 million compared to approximately $4.3 million for the year ended December 31, 2013, an increase of approximately $2.7 million (62.6%) primarily as a result of the increases in the amortization of debt discount and derivative expenses associated with convertible debt and increases in operating expenses as described above.

Financial Condition

December 31, 2014 compared to December 31, 2013

Assets: At December 31, 2014 our total assets increased by approximately $748,000 or 706.0%, to approximately $853,000. This was primarily attributable to increases of approximately $223,000 in accounts receivable from additional fourth quarter sales generated, $338,000 in prepaid expenses, $7,000 in additions to fixed assets, plus the addition of $200,000 in cash, offset slightly with a decrease in inventories of $17,000.

Liabilities: At December 31, 2014, our total liabilities increased by approximately $677,000 or 12.9%, to approximately $5.9 million, attributable primarily to the net increase in convertible debt and derivative liabilities totaling approximately $1.6 million offset by a net decrease of approximately $926,000 in accrued expenses and accounts payable.

Stockholders’ Deficit: At December 31, 2014, our stockholders’ deficit decreased by approximately $70,000, or 1.4%, to approximately $5.0 million, primarily due to our increased net loss of approximately $7.0 million offset by an increase of approximately $7.1 million in common stock and paid-in capital resulting from the issuance of stock from the conversion of debt.

Liquidity and Capital Resources

At December 31, 2014, our cash on hand was approximately $210,000. At March 31, 2015; our cash on hand was approximately $47,000.

Since our inception in 2009, we obtained our liquidity principally from approximately $3.8 million principal amount of cash advances from an affiliate of Craig Sizer, our former Chairman and CEO and one of our major shareholders. The Company has executed promissory notes and advances totaling approximately $853,000 as of December 31, 2014, with CLSS Holdings, LLC (“CLSS”). Each note (a) bears annual interest of between 7.5% and 9.0% (20% upon the occurrence, and during the continuance, of an event of default), is convertible into our common stock at a fixed conversion price of between $31.25 and $62.50, and is not pre-payable by us, and (b) is subject to a security agreement under which all of our assets secure our loan repayment obligation. All of the notes mature between September 30, 2013 and November 1, 2017. The maturity dates of these notes have been extended by CLSS in the past, but there is no assurance that these will be further extended.

Although we intend to increase our revenue by engaging in more aggressive sales, marketing and advertising activity designed to increase awareness of our products, we still need substantial additional capital to finance our business activities on an ongoing basis, as our revenue is insufficient to fund our operations.

During 2014 we raised $227,500 in a private placement and have engaged a broker-dealer and member of FINRA to assist us in raising additional funding. However, there are no assurances we will be successful in raising the additional capital and such funding will result in a material and substantial dilution of the equity interests of our current shareholders. At March 31, 2015, we had approximately $47,000 in cash on hand; and unless and until we receive additional financing from third parties, which we may never achieve we may be unable to continue to operate.

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

Summary of Cash Flow for the year ended December 31, 2014

Our cash flows for the years ended December 31, 2014 and 2013, were as follows:

	Years Ended December 31,
	2014	2013
Net cash (used) by operating activities	$(2,288,513)	$(782,014)
Net cash (used) by investing activities	(14,168)	(540,000)
Net cash provided by financing activities	$2,503,259	$1,305,490

Operating Activities

Our total cash used by operating activities increased by approximately $1.5 million or 192.6% to approximately $2.3 million for the year ended December 31, 2014, compared to approximately $782,000 for the year ended December 31, 2013. The decrease is primarily due to the increase in amortization of debt discount offset from decreases in the loss on rescission and accrual for contingencies associated with the Prime Time write-off in the year ended December 31, 2013.

Investing Activities

Our total cash used by investing activities decreased by approximately $526,000, or 97.4% to approximately $14,000 for the year ended December 31, 2014, compared to approximately $540,000 for the year ended December 31, 2013.

Financing Activities

Our total cash provided by financing activities increased by approximately $1.2 million, or 91.7%, to approximately $2.5 million for the year ended December 31, 2014, compared to approximately $1.3 million for the year ended December 31, 2013. The increase is primarily due to approximately $227,000 raised from the private placement of equity dated September 2014, an increase in borrowing of approximately $314,000 borrowed from an affiliate of Craig Sizer, our former Chairman and CEO and major shareholder, and an increase in net proceeds of approximately $660,000 from the issuance of convertible notes to third parties.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sanomedics, Inc.

We have audited the accompanying consolidated balance sheet of Sanomedics, Inc. (formerly known as Sanomedics International Holdings, Inc.) (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanomedics, Inc. as of December 31, 2014, and the results of its consolidated operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has a working capital deficiency, limited revenue and had incurred net losses since inception and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

May 11, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sanomedics, Inc. (formerly known as Sanomedics International Holdings, Inc.)

We have audited the accompanying consolidated balance sheet of Sanomedics, Inc. (formerly known as Sanomedics International Holdings, Inc.) (the “Company”), as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanomedics, Inc. (formerly known as Sanomedics International Holdings, Inc.) as of December 31, 2013, and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company’s dependence on outside financing, lack of sufficient working capital and recurring losses raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are more fully described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mallah Furman

Miami, Florida

April 15, 2014

Sanomedics , Inc.

(Formerly known as Sanomedics International Holdings, Inc.)

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013

Assets

Current Assets
Cash	$210,138	$9,560
Accounts receivable, net	241,967	19,225
Inventories	22,472	39,060
Prepaid expenses	338,990	612

Total Current Assets	813,567	68,457

Fixed assets, net	20,040	12,562

Patents, net	11,836	16,816
Deposit	7,999	7,999

Total Assets	$853,442	$105,834

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued salaries payable	$255,075	$705,569
Accounts payable and other liabilities	477,132	264,848
Accrued interest payable	136,989	362,284
Accrual for contingencies on contract rescission	165,702	500,000
Convertible notes payable, net of debt discount	1,633,047	300,762
Derivative liabilities	2,771,414	1,070,728
Due to related parties	24,882	152,588

Total Current Liabilities	5,464,241	3,356,779

Notes payable - related parties net of discount	442,919	1,873,123

Total Liabilities	5,907,160	5,229,902

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value: 1,000 shares authorized, issued and outstanding as of December 31, 2014 and 2013, respectively	1	1
Common stock, $0.001 par value: 250,000,000 shares authorized, 1,747,077 and 36,361 issued and outstanding as of December 31, 2014 and 2013, respectively.	1,747	37
Additional paid in capital	15,204,169	8,122,807
Stock subscription receivable	(20,000)	(20,000)
Accumulated deficit	(20,239,635)	(13,226,913)

Total Stockholders’ Deficit	(5,053,718)	(5,124,068)

Total Liabilities and Stockholders' Deficit	$853,442	$105,834

See accompanying notes to consolidated financial statements

Sanomedics , Inc.

(Formerly known as Sanomedics International Holdings, Inc.)

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2014	2013

Revenues, net	$677,728	$263,745

Cost of goods sold	131,451	59,149

Gross profit	546,277	204,596

Operating expenses
General and administrative	2,811,829	1,148,995
Stock compensation	641,996	756,553
Research and development	4,414	111,500
Depreciation and amortization	11,669	9,468

Total operating expenses	3,469,908	2,026,516

Loss from operations	(2,923,631)	(1,821,920)

Other income (expense)
Amortization of debt discount	(2,861,477)	(453,894)
Change in fair value of derivative liabiities	(188,820)	(84,622)
Loss on extinguishment of debt	(581,147)	-
Loss on writedown of disposed patents	-	(15,000)
Loss on rescission	-	(1,790,000)
Interest expense	(457,647)	(148,195)

Total other expense	(4,089,091)	(2,491,711)

Net loss before income taxes	(7,012,722)	(4,313,631)
Income taxes	-	-

Net loss	$(7,012,722)	$(4,313,631)

Net loss per common share - basic and diluted	$(22.91)	$(330.96)

Weighted average number of common shares outstanding - basic and diluted	306,062	13,034

See accompanying notes to consolidated financial statements

Sanomedics, Inc.

(Formerly known as Sanomedics International Holdings, Inc. )

Consolidated Statement of Changes in Stockholders' Deficit

			Common Stock,		Additional	Stock		Total
	Preferred Stock		$.001 Par Value		Paid in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance December 31, 2012	1,000	$1	16,323	$17	$5,769,079	$(20,000)	$(8,913,282)	$(3,164,185)
Stock issued to consultants			40	0	57,500			57,500
Issuance of stock option to purchase common stock					147,210			147,210
Stock issued to consultants			81	0	131,842			131,842
Stock issued for investor relations			4,800	5	5,995			6,000
Stock issued for Prime Time acquisition			425	0	750,000			750,000
Stock issued to related party			2,400	2	419,998			420,000
Computed debt discount on convertible notes					212,961			212,961
Conversion of debt to common stock, net of derivative			12,292	13	628,222			628,235
Net loss for the year ended December 31, 2013							(4,313,631)	(4,313,631)
Balance December 31, 2013	1,000	1	36,361	37	8,122,807	(20,000)	(13,226,913)	(5,124,068)
Stock issued to consultants			5,521	6	273,722			273,728
Cancellation of stock			(2,576)	(3)	3			-
Stock issued for investor relations			1,200	1	2,024			2,025
Conversion of debt to common stock			1,640,331	1,640	3,659,015			3,660,655
Computed debt discount on convertible notes					2,485,253			2,485,253
Initial derivative liabilities related to warrants and stock options					(425,010)			(425,010)
Stock issued in connection with debt financing			1,076	1	159,999			160,000
Stock issued in lieu of accrued salaries			53,031	53	810,033			810,086
Stock issued for cash, net of warrants offering cost			12,133	12	116,323			116,335
Net loss for the year ended December 31, 2014							(7,012,722)	(7,012,722)
Balance December 31, 2014	1,000	$1	1,747,077	$1,747	$15,204,169	$(20,000)	$(20,239,635)	$(5,053,718)

See accompanying notes to consolidated financial statements

Sanomedics , Inc.

(Formerly known as Sanomedics International Holdings, Inc.)

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,012,722)	$(4,313,631)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,669	9,468
Provision for sales returns and allowances	12,000	-
Stock compensation	641,996	756,553
Amortization of debt discount on convertible notes	2,861,477	453,894
Amortization of prepaid expenses	501,010	-
Change in fair value of derivative liabilities	188,820	84,622
Loss on extinguishment of debt	581,147	-
Loss on writedown of disposed patents	-	15,000
Loss on rescission	-	1,790,000
Changes in operating assets and liabilities
Accounts receivable	(234,742)	(11,108)
Inventories	16,588	(36,889)
Prepaid expenses	612	(612)
Deposits	-	(7,999)
Accrued salaries payable	2,631	118,393
Accounts payable and other liabilities	478,935	128,161
Accrued interest payable	63,147	145,284
Accrual for contingencies on contract rescission	(273,375)	-
Due to related parties	(127,706)	86,850
Net Cash Used In Operating Activities	(2,288,513)	(782,014)

CASH FLOWS USED FROM INVESTING ACTIVITIES
Purchases of fixed assets	(14,168)	-
Payments on acquisition of investment	-	(540,000)
Net Cash Used In Investing Activities	(14,168)	(540,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	853,240	539,490
Sale of common stock	227,500	-
Repayment of convertible notes payable	(252,750)	-
Proceeds from convertible notes payable	1,675,269	766,000

Net Cash Provided By Financing Activities	2,503,259	1,305,490

Net increase (decrease) in cash	200,578	(16,524)

Cash - beginning of year	9,560	26,084

Cash - end of year	$210,138	$9,560

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income taxes	$-	$-

Interest	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for conversion of debt, net of derivative	$3,660,655	$847,196
Computed debt discount on convertible notes	$2,485,253	$212,961
Accrued salaries payable converted to convertible promissory note payable-officer	$810,086	$703,339
Warrant offering costs on sale of comon stock	$111,165	$-
Common stock issued for acquisition rescission	$-	$750,000
Common stock issued in connection with debt financing	$150,718	$-
Convertible notes issued for legal services	$840,000	$-
Initial derivative liability on warrants/options	$425,000	$-
Convertible note assignments from related party to third parties	$790,612	$370,250

See accompanying notes to consolidated financial statements

SANOMEDICS , INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Sanomedics, Inc. formerly Sanomedics International Holdings, Inc. (the “Company”) formerly Grand Niagara Mining and Development Co, Inc. ("Grand Niagara") was originally incorporated in the state of Idaho in 1955 and re-domiciled in the state of Delaware on April 6, 2009. The Company designs, develops, markets and distributes non-invasive infrared thermometers principally for healthcare providers.

Rescission of Prime Time Medical, Inc.

On August 30, 2013, the Company acquired a 100% interest and assumed full financial and operational control of Prime Time Medical Inc. (“Prime Time”) pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Prime Time and Mark R. Miklos (“Miklos”), the sole equity holder and seller of Prime Time for a total purchase price of $3,100,000, subject to certain adjustments. The purchase price consisted of a combination of $1,350,000 in cash, promissory notes of $1,000,000 and 425 shares of the Company’s restricted common stock with a fair value of $750,000.

After assuming control, the Company discovered that the Seller failed to disclose that there were on-going audits with respect to Prime Time’s Medicare and Medicaid billings for periods prior to the consummation of the transaction. These audits have escalated and, as a result, Prime Time could no longer invoice Medicare and Medicaid for any products or services and be paid for such products and services until the outcome of the audits which could last at least two years. Also, as a result of other Medicare and Medicaid audits for periods prior to the consummation of the transaction, Medicare and Medicaid are demanding payments for products that Prime Time was paid prior to the closing of the transaction that were improper. It is estimated that Prime Time may owe Medicare and Medicaid up to $500,000 in improper payments and at least another $500,000 in accounts receivable that will not be paid to Prime Time pending the outcome of the audits.

On March 13, 2014, after discovering numerous material differences between financial statements reproduced by the Company and the financial statements provided by Miklos in connection with the Stock Purchase Agreement, coupled with the foregoing events and Medicare and Medicaid’s constraint on Prime Time’s business and payment stream, the Board of Directors of the Company determined that the business could no longer survive and thus opted to pursue a rescission of the completed transaction with Prime Time. In connection with the contemplated rescission recorded a loss on rescission of $1,790,000 from its investment and advances in Prime Time in the accompanying consolidated statements of operation for the year ended December 31, 2013. The accompanying consolidated balance sheets as of December 31, 2013 also reflect an accrual for payments related to the rescission of $500,000 paid subsequently. The Company paid $334,298 of this amount during 2014.

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

SANOMEDICS , INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The Company consolidates its 100% interest in the following entities: Thermomedics, Inc., Sanomedics Development, Inc. (inactive since 2010), Anovent, Inc., and Biscayne Medical LLC.; with the last two companies formed as acquisition corporations with no activity to date. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Use of estimates includes the following: 1) valuation of derivative and equity instruments, 2) allowance for doubtful accounts, 3) estimated useful lives of property, equipment and intangible assets, 4) revenue recognition, and 5) estimates related to deferred tax assets.

Cash

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2014 and 2013, the Company had no cash equivalents.

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

Certain product sales are subject to rights of return. Such rights include the right to return defective items within 30 days and with certain large accounts a right to return unsold product. For products sold where the buyer has the right to return the product, the Company recognizes revenue at the time of sale only if (1) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the Company, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. The Company recognizes such product revenues when either it has met all the above criteria, including the ability to reasonably estimate the right of return of unsold items, or when it can reasonably estimate that the return privilege has expired. The Company has incurred an immaterial amount of returns.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and accounts receivable. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (FDIC) insured limits. Periodically, the Company evaluates the credit worthiness of the financial institution and, has not experienced any losses in such accounts. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

SANOMEDICS , INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable represents amounts due from the Company’s customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s allowance for doubtful accounts was $12,000 and $0 for the years ended December 31, 2014 and 2013, respectively.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of finished goods of non-invasive thermometers. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated quarterly and are based on the Company’s business plan and from feedback from customers and the product development team; however, as the Company has a fairly limited operating history, estimates can vary significantly. As of December 31, 2014 and 2013, inventory reserves were not material.

Reserves for Warranty

The Company records a reserve at the time product revenue is recorded based on historical rates. The reserve is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line. The warranty reserve was not material during either year ended.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2014 and 2013 were $10,981 and $25,432, respectively.

Shipping and Handling

Costs incurred by the Company for shipping and handling are included in costs of revenues. Shipping and handling costs for the years ended December 31, 2014 and 2013 were $17,297 and $16,194, respectively.

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company's evaluation was performed for the tax years ended December 31, 2014 and 2013. The Company does not expect any changes in its unrecognized tax benefits in the next year.

The Company’s policy for recording interest and penalties related to unrecognized tax benefits is to record such expenses as a component of current income tax expense. As of December 31, 2014 and 2013, the Company has no accrued interest or penalties related to uncertain tax positions.

SANOMEDICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Expense

Costs related to research and development, which primarily consists of salaries and benefits, stock compensation and consulting are charged to expense as incurred.

Patents

We capitalize external cost, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense cost associated with maintaining and defending patents subsequent to their issuance in the period incurred. We amortize capitalized patent cost for internally generated patents on a straight-line basis over ten years, which represents the estimate useful lives of the patents. We assess the potential impairment to all capitalized net patent cost when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable. As of December 31, 2014 and 2013 patent costs, net of amortization of $22,937 and $17,957, respectively, totaled $11,836 and $16,816, respectively. The Company incurred amortization expense of $4,980 for the years ended December 31, 2014 and 2013 related to these patents. Future amortization is expected to be $4,980 in 2015 and 2016 and $1,876 in 2017.

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

Convertible Debt

The Company accounts for hybrid contracts that feature conversion options in accordance with applicable GAAP. Accounting Standards Codification 815 “Derivatives and Hedging Activities,” (“ASC 815”) requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument. The Company accounts for convertible instruments, when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC 470-20 “Debt with Conversion and Other Options” (“ASC 470-20”). Under ASC 470-20 the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company accounts for convertible instruments (when the Company has determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815. Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract are allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, Earning per Share, which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per share excludes all dilutive potential shares as their effect is anti-dilutive. For the years ended December 31, 2014 and 2013, outstanding stock options, warrants, and shares issuable upon conversion of convertible notes were anti-dilutive because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share.

	Years Ended December 31,
	2014	2013
Options	8,120	8,778
Warrants	12,239	229
Shares from convertible notes (1)	10,543,785	7,168
Total	10,543,785	7,168

(1) Shares issuable upon conversion of preferred stock have been excluded from this computation because of the specific right of conversion as further explained in Notes 8 and 13.

Stock Based Compensation

The Company applies the fair value method of ASC 718, Compensation-Stock Compensation, in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock, stock options and warrant issuance. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends.

SANOMEDICS , INC.

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

The carrying amounts of cash, accounts receivable, accrued salaries payable, accounts payable and other liabilities, and accrued interest payable approximate fair value because of the short-term nature of these items.

The fair value of the Company’s debt approximated the carrying value of the Company's debt as of December 31, 2014 and December 31, 2013. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is effective for public entities for annual reporting periods beginning after December 15, 2016. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2018.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU No. 2014-12"). ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU No. 2014-12 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of the provisions of ASU No. 2014-12 is not expected to have a material impact on the company's financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern—Disclosures of Uncertainties about an entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) . ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of ASU 2014-15 are not expected to have a significant impact on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for the fiscal years beginning after December 15, 2015. Early adoption permitted for the financial statements that have not been previously issued. The adoption of this statement will impact future presentation and disclosures of the financial statements.

Reclassifications

Certain 2013 balances were reclassified to conform to classifications used in the current period.

SANOMEDICS , INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – LIQUIDITY AND GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding the Company’s recurring losses, working capital deficiency or accumulated deficit.

The Company currently has a working capital deficiency, limited revenue and is incurring losses. These factors raise substantial doubt about its ability to continue as a going concern. Throughout 2014 and 2013 management has financed the Company’s operations principally through approximately $853,000 in loans during 2014 from an affiliate of the Company’s former Chief Executive Officer (“CEO”), who is also one of the principal shareholders and through the issuance of convertible debt instruments in which the Company raised approximately $1.4 million during 2014.

The Company plans to raise additional capital for its operations and search for additional acquisitions.

The ability of the Company to continue as a going concern is dependent upon it ability to successfully raise additional capital and achieve profitable operations. However, management cannot provide any assurances that the Company will be successful in completing this financing and accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – FIXED ASSETS, NET

Fixed assets, net consist of the following:

	December 31,	December 31,
	2014	2013
Furniture and equipment	$41,883	$27,715
Less accumulated depreciation	21,843	15,153
	$20,040	$12,562

Depreciation expense for the years ended December 31, 2014 and 2013, was $6,689 and $4,488; respectively.

NOTE 4 – REVOLVING LINE OF CREDIT AND REFINANCING

TCA Credit Agreement:

On January 9, 2014, the Company entered into a Senior Secured Revolving Credit Facility Agreement (the "Credit Agreement") with TCA Global Credit Master Fund L.P., a Cayman Islands Limited Partnership (“TCA”). Pursuant to the Credit Agreement, TCA extended to the Company up to a $5 million revolving credit facility. An initial credit line of $2,300,000 was provided by TCA at closing, with $1,000,000 funded on the date of closing and the remaining $1,300,000 representing future funding for pending acquisitions.

SANOMEDICS , INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – REVOLVING LINE OF CREDIT AND REFINANCING (CONTINUED)

The amounts borrowed pursuant to the Credit Agreement were evidenced by a Revolving Note (the "Note") from the Company and certain of the Company’s subsidiaries in the principal amount of $1,000,000 which bore interest at the rate of 11% per annum and matured July 9, 2014. The Note was convertible at the option of TCA into shares of the Company’s common stock at a variable conversion price equal to 85% of the lowest daily trading volume weighted average price of the Company’s common stock during the five business days preceding the conversion date. At closing the Company also paid TCA an equity advisory fee of $160,000 which was paid through the issuance of 1,076 shares of our common stock.

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

Redwood Refinancing:

On September 23, 2014, the Company executed a series of agreements with TCA and Redwood including a certain amendment agreement with Redwood, modifying the Credit Agreement previously entered into with TCA on January 9, 2014. Redwood entered into a Debt Purchase Agreement with TCA related to the TCA obligations. Pursuant to those agreements, Redwood assumed the TCA obligations, including conversion rights of TCA. In connection therewith, the Company executed two replacement revolving notes, one for $117,075 and a second for $1,287,824 (the “Notes”). The Notes are convertible at the option of Redwood into shares of the Company’s common stock. On the debt modification date, it was determined that a substantial modification of the terms of the Credit Agreement was made as the exchange affected the terms of the embedded conversion option, from which the change in the fair value of the embedded conversion option is at least 10% of the carrying amount of the original debt instrument immediately prior to the exchange. Accordingly, the change in embedded conversion option resulted in a loss on debt extinguishment expense. The Company recognized $581,147 of debt extinguishment expense related to the modification of the Credit Agreement for the year ended December 31, 2014.

The foregoing refinancing lifted the pending default status of the TCA obligations and also placed their current litigation proceedings against the Company and certain of its officers in abeyance until the TCA obligations were entirely paid in full.

On October 20, 2014, Redwood accelerated the complete payoff of the Note to TCA and, accordingly, the Company was deemed to have satisfied all outstanding debt obligations owed to TCA and all litigation between the Company, its officers and TCA was dismissed. As of December 31, 2014 the balance of the refinanced Redwood notes was $388,181, net of $72,842 debt discount.

SANOMEDICS , INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLE - RELATED PARTY

Notes payable to related parties consists of the following:

	December 31, 2014	December 31, 2013

Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on March 31, 2015 (A)	$-	$50,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 9% per annum, due and payable on March 31, 2015 (A)	-	66,750
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2011. Note accrues interest at 9% per annum, due and payable on March 15, 2015 (A)	-	95,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 8% per annum, due and payable on March 15, 2015 (A)	-	334,787
Two Secured Convertible Promissory Note – CLSS Holdings, LLC, dated June 30, 2014. Notes accrue interest at 8 % per annum, due and payable on June 1, 2016, net of discount of $369,477 and $- (B)	131,243	-
Secured convertible Promissory Note – CLSS Holdings, LLC dated December 1, 2014 Note accrues interest at 8% per annum, due and payable November 30, 2017, net of discount of $235,856.	6,644	-
Convertible Promissory Note - Officer dated June 17, 2013. Note accrues interest at 9% per annum, due and payable on March 15, 2016 , net of discount of $48,306 and $502,385 (C)	305,032	200,954

Total Notes	442,919	747,491
Other advances from CLSS Holdings, Inc, LLC, not evidenced by a promissory Note	-	1,125,632
	442,919	1,873,123
Less: Current portion	-	-
	$442,919	$1,873,123

Future maturities of related party debt are as follows:

Year Ending December 31,
2015	$-
2016	$436,275
2017	$6,644
Total Principal Payments	$442,919

The secured convertible promissory notes above are collateralized by substantially all the assets of the Company and are convertible, at the holder's option, into common shares of the Company at a fixed conversion price ranging from $31.25 to $62.50 per share or at a conversion price of 50% discount to defined market prices. CLSS Holdings, LLC is wholly owned by the former Company's CEO who also is a principal shareholder of the Company.

(A) During 2014, $546,537 was assigned to seven (7) third parties, which subsequently converted to 1,205,194 shares of common stock (see Notes 6 and 8).

(B) On August 29, 2014 and November 10, 2014, convertible notes totaling $97,824 were converted into shares of common stock at a conversion price of $3.41. In connection with this conversion the Company issued 28,661 shares of common stock.

(C) On July 25, 2014 and December 30, 2014, convertible notes totaling $350,000 were converted into shares of common stock at conversion prices of $4.29. In connection with these conversions the Company issued 81,627 shares of common stock.

SANOMEDICS , INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Third party convertible notes payable consists of the following:

	December 31, 2014	December 31, 2013

Convertible promissory note with interest at 9% per annum, convertible into common shares at fixed price of $0.50 per share. Matured on August 24, 2014 net of unamortized discount of $-0- and $37,500, respectively. (A)	$65,497	$37,500
Seven (7) Convertible promissory notes with interest ranging from 6% to 12% per annum, convertible into common shares at a conversion price prices ranging from 10%to 50% discount to defined market prices. Maturity ranging from August 6, 2013 through October 25, 2014, net of unamortized discount of $ - and $229,907, respectively.(A)(B)	36,500	151,519
Two (2) Convertible promissory notes with interest at 12% per annum (zero interest first 90 days), plus 10% original interest discount, convertible at a conversion price of 30% discount to defined market price. Matured on June 16, 2014 and December 9, 2014, net of unamortized discount of $ -0- and $97,587. (A)	57,598	111,743
Five (5) Convertible promissory notes with interest ranging from 5.25% to 12% per annum, convertible into common shares at a conversion price of 50% discount to defined market prices. Maturity ranging from October 22, 2014 through October 11, 2015, net of unamortized discount of $ 52,763 and $ -0-, respectively. (A)(B)	113,548	-0-
Two (2) Convertible promissory notes with interest at 8% per annum, convertible into common shares at a conversion price of 15% discount to defined market prices .Matures on August 1, 2015 and October 11, 2015, respectively, net of unamortized discount of $ 80,599 and $ -0-, respectively. (A)(B)	679,401	-0-
Three (3) Convertible promissory notes with interest ranging from 12% to 13% per annum, convertible into common shares at a conversion price of 37.50% discount to defined market prices. Matures on April 15, 2015 through May 27, 2016, respectively, net of unamortized discount of $287,936 and $ -0-, respectively. (B)	680,503	-0-
	1,633,047	300,762
Less current portion	(1,633,047)	(300,762)
	$-0-	$-0-

(A) The convertible promissory notes are generally convertible at a conversion price equal to the discount to the average of the lowest three closing bid prices of the common stock during the 10 trading days prior to conversion. The embedded conversion features resulted in a derivative liability which has been measured using the Monte Carlo valuation method at December 31, 2014.

(B) Four of these promissory notes are generally convertible at a conversion price equal to the discount to the average of the lowest three closing bid prices of the common stock during the 10 trading days prior to conversion. The embedded conversion features resulted in a derivative liability which has been measured using the Monte Carlo valuation method at December 31, 2014.

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company allocated $3,525,257 and $828,906 of the derivative liability as discounts against the convertible notes for the years ended December 31, 2014 and 2013, respectively. The discounts are being amortized to interest expense over the term of the notes using the straight line method which approximates the effective interest method. The Company recorded $2,861,477 and $453,894 of interest expense pursuant to the amortization of the note discounts during the years ended December 31, 2014 and 2013, respectively.

SANOMEDICS , INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Based on the Monte Carlo simulation, the fair value upon inception of the embedded derivatives were determined to total $5,665,527 and recorded as derivative liabilities. The embedded derivatives are revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the consolidated statements of operations.

The Company accounts for the embedded conversion features as derivative liabilities. The aggregate fair value of derivative liabilities as of December 31, 2014 and 2013 amounted to $2,771,414 and $1,070,728, respectively. The net increase of $1,700,686 in the fair value of the derivative liabilities from 2013 has been reflected as unamortized discount of $1,084,442 reflected in the convertible notes payable to officer and third parties, the amortization of debt discount of $2,861,477 and the change in fair value of the derivatives between the respective periods is included in other income (expenses) amounting to $188,820.

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured at fair value on a recurring basis.

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities(Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets(Level 2)	Significant Unobservable Inputs(Level 3)
Derivative Liabilities:
December 31, 2014- Contingent consideration	$2,771,414	$-	$-	$2,771,414
December 31, 2013- Contingent consideration	$1,070,728	$-	$-	$1,070,728

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the Years Ended December 31,
	2014	2013
Beginning balance	$1,070,728	$40,697
Aggregate fair value of conversion features upon issuance	5,665,527	42,505,617
Fair value of extinguishment of convertible notes	(4,689,838)
Net transfer into level 3	425,010 (1)	-
Fair value of warrants netted against common stock issued for stock	111,166
Change in fair value of conversion features	723,137	(41,475,586)
Change in fair value of warrant and stock option derivative liabilities	(534,316)	-
Ending balance	$2,771,414	$1,070,728

(1) Represents transfers out of equity in connection with the respective warrant and stock option derivative liabilities as a result of insufficient authorized shares available at December 31, 2014 for settlement of warrants and stock options.

The fair value of the embedded conversion feature of the Convertible Debt at December 31, 2014 was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies: (1) conversion prices per share ranging from $0.09 to $42.50, (2) risk free rates ranging from .03% to .25%, (3) remaining life of conversion features (in years) ranging from .12 to 3.0, and (4) volatility ranging from 21.51% to 75.48%.

The fair value of the embedded conversion feature of the Convertible Debt at December 31, 2013 was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies: (1) conversion price per share of $1.80, (2) risk free rates ranging from .10% to .13%, (3) remaining life of conversion features (in years) ranging from .44 to 1.24, and (4) volatility ranging from 42.9% to 55.5%.

SANOMEDICS , INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – EQUITY

Series A Preferred Stock

The Company had originally issued 1,000 shares of Series A Preferred Shares. The Series A Preferred Shares are not convertible and have no preferences or other rights except that the holders of the Series A Preferred shares shall be entitled to the number of votes that collectively equal 51% of the total number of votes that may be cast by the holders of Common Stock and Preferred Stock voting as one class. Refer to Note 13 –Subsequent Events for a clarification of the foregoing conversion rights of the Series A Preferred Stock.

Common Stock

On February 9, 2013, the Company issued a total of 40 shares of common stock to two consultants for services valued at $1,437.50 per share. As a result, the Company recorded stock compensation in the amount of $57,500.

On June 11, 2013 and June 28, 2013, in connection with a Securities Purchase Agreement and convertible promissory note in the principal amount of $77,985 the Company converted the note into a total of 23 shares of the Company’s common stock at a conversion price of $3,346.25 per share.

As compensation to consultants, on June 28, 2013, the Company issued a total of 21 shares of common stock to a public relations firm as settlement of its services valued at $1,849.62 per share. As a result, the Company recorded stock compensation in the amount of $38,842. Additionally on September 5, 2013, Redstone Investment Group, LLC was issued 60 shares of common stock for consulting services performed valued at $1,550 per share. As a result, the Company recorded stock compensation in the amount of $93,000.

As compensation for investor relations, on August 12, 2013, pursuant to a portion of Convertible Note due to CLSS originally at $220,000 and sold to six (6) third parties by the original holder in the principal amount of $6,000, the Company converted the Note into a total of 4,800 shares of the Company’s common stock and issued to the six (6) parties for investor relation services valued at $6,000. The Company has instructed its transfer agent to place a stop and cancel 1,000 shares for failure of services performed.

On September 3, 2013, the Company issued 425 shares of common stock to Mark R. Miklos valued at $750,000 in connection with the acquisition of Prime Time Medical.

In October and November 2013 in connection with a Securities Purchase Agreement and convertible promissory note (“Note”) in the principal amount of $125,000, the Company converted the Note into a total of 2,577 shares of the Company’s common stock at conversion prices of $37.50 and $50 per share.

On September 23, 2013, October 1 and 16, 2013 in connection with a Securities Purchase Agreement and convertible promissory note (“Note”) in the principal amount of $75,000, the Company converted the Note into a total of 1,012 shares of the Company’s common stock at conversion prices ranging from $50 to $75.00 per share.

On October 25, 2013, in connection with two (2) Securities Purchase Agreements and convertible promissory notes (“Notes”) in the total principal amount of $120,250, the Company converted the Notes into a total of 2,600 shares of the Company’s common stock at a conversion price of $46.25 per share.

On October 29, 2013, the Company’s Board of Directors authorized the issuance of 2,400 shares to CLSS Holdings, LLC, a company wholly owned by a former director and officer of the Company, issued in connection and in partial consideration, for the amendment of extension of maturity of certain promissory notes held by the Company in favor of CLSS. The shares were valued at $175.00 per share and recorded as stock compensation amounting to $420,000 in the accompanying financial statements.

SANOMEDICS , INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – EQUITY (CONTINUED)

On November 20, 2013, pursuant to a portion of Convertible Note due to CLSS originally at $367,000, the Company converted $180,000 portion of the Note into a total of 4,800 shares of the Company’s common stock at a value of $37.50 per share.

On December 2, 2013, in connection with a Securities Purchase Agreement and convertible promissory note in the principal amount of $50,000, the Company converted the note into a total of 1,280 shares of the Company’s common stock at a conversion price of $39.06 per share.

On February 28, 2014, in exchange for a reduction of debt of the Company owed to CLSS for a share price of $12.50 per share, the Company issued 25,138 shares of restricted common stock to various existing individual shareholders designated by the owner of CLSS.

On March 24, 2014, the Company converted a Convertible Note due to CLSS for $282,740 into 10,590 shares restricted at a price per share of $26.70.

On February 28, 2014, the Company issued 861 shares of common stock to two (2) parties as commissions on the TCA lending financing valued at $64,000.

During January 21, 2014 to March 28, 2014, the Company issued a total of 6,951 shares of restricted common stock to three (3) companies in connection with the conversion of convertible debt held.

On March 28, 2014, the Company issued 1,076 shares of common stock as payment of advisory fee to TCA in connection with the TCA lending facility valued at $160,000.

From April 1, 2014 to June 30, 2014, the Company issued a total of 6,956 shares of common stock to five (5) companies in connection with the conversion of convertible debt held.

On April 28, 2014 and May 16, 2014, the Company converted a total of $362,353 portions of a Convertible Note due CLSS totaling $682,500 into 9,219 shares restricted at a prices ranging from $31.25 to $56.25.

On June 9, 2014 the Company issued 1,460 shares of restricted common stock at a price of $62.25 per share to a third party as payment for services related to investor relations.

On June 11, 2014, the Company issued 4,678 shares of restricted common stock to a former officer and a shareholder at a price per share of $31.25 in settlement of $145,596 of unpaid and accrued salaries.

From July 1, 2014 through September 30, 2014, the Company issued a total of 19,446 shares of restricted common stock to a former officer and shareholder at prices per share ranging from $5.00 to $23.06 in settlement of $422,729 of unpaid and accrued salaries.

On July 25, 2014, the Company issued 23,233 shares of restricted common stock to an officer of the Company in connection with the partial conversion of convertible stock held.

SANOMEDICS , INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – EQUITY (CONTINUED)

On August 29, 2014 and September 17, 2014, the Company issued a total of 3,200 shares of restricted common stock to two (2) consultants as payment for financial and investor relations services valued at $29,755.

On August 29, 2014, the Company converted a portion of Convertible Note due to CLSS for $313,000 into 6,916 shares restricted at a price per share of $10.25.

From July 1, 2014 through September 30, 2014, the Company issued a total of 34,795 shares to six (6) parties in connection with the conversion of convertible debt held.

During October 1, 2014 and December 31, 2014, the Company issued a total of 383,615 shares to six (6) parties in connection with the conversion of $413,906 in convertible debt held.

On October 6, 2014 and November 10, 2014 the Company issued a total of 28,907 shares of restricted common stock to a former officer and shareholder at a prices ranging from $2.50 to $5.00 in settlement of $96,164 of unpaid and accrued salaries.

During October 13, 2014 through December 18, 2014, the Company issued 244,551 shares to a Company owned by a former officer and shareholder in connection with the conversion of $254,258 in convertible debt held.

From October 1, 2014 to December 31, 2014 the Company issued Redwood a total of 829,973 shares in connection with the conversion of $939,204 in convertible debt held.

During 2014, the Company cancelled 2,576 shares of common previously issued to consultants for investor relations after demanding their return for nonperformance of service.

On December 9, 2014, the Company issued 1,200 shares and 10,933 shares, respectively, to an individual investor and a Company owned by a former officer and shareholder at $18.75 per share in connection with the sale of its common stock plus warrants in a private placement.

On December 16, 2014, the Company issued 1,200 shares of restricted common stock to a consultant as payment for investor relations services valued at $2,025.

On December 30, 2014 the Company issued 58,394 shares of restricted common stock to an officer of the Company in connection with the conversion of $50,000 in convertible stock held.

On October 30, 2013, our board of directors approved a 1-for-10 reverse split of our common shares (“2013 Reverse Split”). The 2013 Reverse Split became effective on December 23, 2013. As a result of the 2013 Reverse Split, each shareholder of record as of December 23, 2013 received one (1) share of common stock for each ten (10) shares of stock they held prior to the 2013 Reverse Split.

On December 30, 2014, our board of directors approved a 1-for-125 reverse split of our common shares (“2014 Reverse Split”). The 2014 Reverse Split became effective on February 9, 2015. As a result of the 2014 Reverse Split, each shareholder of record as of February 9, 2015 received one (1) share of common stock for each one hundred twenty five (125) shares of stock they held prior to the 2014 Reverse Split. Additionally contemporaneously with this corporate action, the Company also approved the following corporate actions:

•	A change of its corporate name to Sanomedics, Inc.; and

•	An increase in the number of authorized shares of its common stock from 250,000,000 to 650,000,000 shares.

All references to common shares in the consolidated financial statements and accompanying notes to the consolidated financial statements have been retroactively restated to reflect the changes in capital structure resulting from the 2013 and 2014 Reverse Splits.

SANOMEDICS , INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – EQUITY (CONTINUED)

Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of its stock options and warrant issuances. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing stock options, the Company determined the expected volatility factor by comparing itself to the historic volatility of other companies in the same industry. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected term on its stock based compensation. The expected term of the Company’s stock options was based on an estimate of future employee exercises. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The weighted average fair value of stock compensation granted for the years ended December 31, 2014 and 2013 was $0 and $25, respectively

The fair value was determined based on the assumptions shown in the table below:

2013
Risk-free interest rate	0.10 – 0.27%
Expected dividend yield	0%
Expected volatility	33.39 – 55.5%
Expected life	2 years
Expected forfeitures	0%
Fair market value of common stock	$0.50 - $24.70

Pursuant to employment contracts entered into between the Company and its executive officers and consultants the Company granted an aggregate of 8,000 options on January 6, 2009 and 1,040 options on August 18, 2010 (3,600 options which expired in 2013) . Each of the options had a four to five year term with an exercise price of $62.50 per share. These options had a fair value of approximately $689,000, based upon the management assumptions using the Black Scholes model .

On March 7, 2013, the Company granted to its Chief Technology Officer 120 seven-year stock options with an exercise price of $62.50 per share. The Company determined that the fair value of the options was de minimis.

SANOMEDICS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – EQUITY (CONTINUED)

The following is a summary of the Company’s stock option activity through December 31, 2014:

	Stock Options	Weighted Average Exercise Price
Outstanding – December 31, 2012	9,018	137.50
Exercisable - December 31, 2012	9,018	112.50
Granted	1,200	11.25
Exercised	–	–
Forfeited/Cancelled	(1,440)	–
Outstanding – December 31, 2013	8,778	112.50
Exercisable - December 31, 2013	8,778	112.50
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	(658)	-
Outstanding – December 31, 2014	8,120	70.81
Exercisable – December 31, 2014	8,120	70.81

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$62.50 to $625.00.	8,120	1.31 Years	$70.81	8,120	$70.81

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlined options and the quoted price of the Company’s common stock as of December 31, 2014 of $1.17.

Warrants

In connection with the Company's private placement memorandum dated September 2, 2014, for $750,000 of common equity at a price of $0.15 per unit, each investor received one share of common stock plus one warrant to purchase common stock at a strike price of $6.25 for a period of 2 years from the date of the subscription.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2012	309	3,600.00
Exercisable - December 31, 2012	309	3,600.00
Granted	–	–
Exercised	–	–
Forfeited/Cancelled	(80)	–
Outstanding – December 31, 2013	229	4,250.00
Exercisable - December 31, 2013	229	4,250.00
Granted	12,133	106.27
Exercised	–	–
Forfeited/Cancelled	(123)	–
Outstanding – December 31, 2014	12,239	106.27
Exercisable - December 31, 2014	12,239	106.27

Warrants Outstanding				Warrants Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.25 – 943.75	12,239	1.78 Years	$106.27	12,239	$106.27

SANOMEDICS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES

As of December 31, 2014 and 2013, the income tax provision (benefit) consists of the following:

	2014	2013
Federal:
Current	$-	$-
Deferred	960,210	(2,043,299)
State and local
Current	-	-
Deferred	102,517	(218,152)
Change in valuation allowance	(1,062,727)	2,261,451
Income tax provision (benefit)	$–	–

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2014 and 2013 consist of the following:

	2014	2013
Gross deferred tax assets:
Net operating loss carryforwards	$3,026,511	$2,894,420
Amortization of debt discount	-	170,800
Accrued salaries	95,985	860,017
Accrued interest in convertible notes	-	259,986
Derivative liability	408,075	-
Total deferred tax assets	3,530,571	4,185,223
Less: valuation allowance	(3,122,496)	(4,185,223)
Deferred tax asset, net of valuation allowance	$408,075	–

Deferred tax liabilities:
Amortization of debt discount	$(408,075)	$-
Total deferred tax liabilities	(408,075)	-
Net deferred tax asset (liability)	$-	$-

As of December 31, 2014 and 2013, the provision (benefit) for income taxes using the U.S. statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

	2014	2013

Federal statutory rate	(34.0)%	(34.0)%
State tax rate, net of Federal benefit	(3.6)%	(3.6)%
Non-deductible stock compensation	0.0%	6.6%
Derivative liability	1.0%	-
Convertible debt discount	15.4%	-
Deferred true-up	33.3%	(22.1)%
Other permanent differences	3.1%	-
Change in: valuation allowance	(15.2)%	52.4%
Effective rate	–%	–%

The Company has U.S. federal and state net operating loss carryovers (“NOL’s”) of approximately $8.0 million and $4.2 million at December 31, 2014 and 2013, respectively, which begin to expire in 2035. Section 382 of the Internal Revenue Code limits the amount of NOL’s available to offset future taxable income when a substantial change in ownership occurs. The Company has not prepared a Section 382 analysis therefore, the amount available to offset future taxable income may be limited since the Company has had significant stock issuances.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore, established a full valuation allowance for the tax years ended December 31, 2014 and 2013.

SANOMEDICS , INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

Exergen Litigation

On October 10, 2012, the Company received a cease and desist demand letter from Exergen Corporation (“Exergen”), claiming that the Company infringed on certain patents relating to the Company's non-contact thermometers. On May 21, 2013 Exergen filed a complaint in the U.S. District Court of the District of Massachusetts against the Company and Thermomedics, Inc. ( its’ wholly owned subsidiary). On September 3, 2013, the Company filed its answer to Exergens’ complaint and asserted counterclaims and affirmative defenses for non-infringement and invalidity of certain patents. On March 26, 2015, Exergen and Sanomedics filed a partial dismissal that removes Sanomedics previous product, the Talking Non-Contact Thermometer, from the lawsuit. Exergen's claims against the Caregiver TouchFree Thermometer are ongoing. The Company will vigorously defend its rights to market and sell the thermometers.

Prime Time Medical Litigation

After assuming control of the acquisition of PTM in August 2013, the Company discovered that the Seller failed to disclose that there were on-going audits with respect to PTM’s Medicare and Medicaid billings for periods prior to the consummation of the transaction. These audits escalated and, as a result, PTM can no longer invoice

Medicare and Medicaid for any products or services and be paid for such products and services until the outcome of the audits which could last several years. Also, as a result of other Medicare and Medicaid audits for periods prior to the consummation of the transaction, Medicare and Medicaid are demanding payments for products that PTM was paid prior to the closing of the transaction that were improper. It is estimated that PTM may owe Medicare and Medicaid up to $500,000 in improper payments and at least another $500,000 in accounts receivable that will not be paid to PTM pending the outcome of the audits. On March 13, 2014, after discovering numerous material differences between financial statements reproduced by the Company and the financial statements provided by the Seller in connection with the Stock Purchase Agreement, coupled with the foregoing events and Medicare and Medicaid’s constraint on PTM’s business and payment stream, the Board of Directors of the Company determined that the business could no longer survive and thus opted to pursue a rescission of the completed transaction with PTM.

As a result of discoveries of fraud and misrepresentations in the acquisition of Prime Time, as disclosed in Note 6 by the Company, on March 18, 2014, the Company filed a lawsuit against Mark R. Miklos in Miami-Dade County, Florida Case No.14007055CA01, alleging breach of contract, fraud in the inducement, fraudulent misrepresentation, unjust enrichment, conversion, breach of fiduciary duty and damages. The Company is seeking judgment against the Seller, restitution, rescission of the Purchase Agreement and Employment Agreement and return of all moneys paid to the Seller.

On March 19, 2014 the Company was served with a lawsuit filed by Mark Miklos against the Company and Anovent, Inc. in Hillsborough County, Florida Case No. 14-CA-2520 DIV K, alleging the following: breach of the Employment Agreement entered into with the Company; improper notice of termination; breach of the Short Term Note for $850,000; breach of Promissory Notes A and B for $500,000 each, and further includes an action to foreclose a security interest in personal property and intangibles as a result of the alleged defaults of the Notes and rights under the Security Agreement. The Company will defend itself aggressively in this lawsuit.

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

Employment and Consulting Agreements:

The Company signed employment agreements with three executive officers: the President, the Chief Operating Officer and its former Chief Technology Officer. Each agreement is for three years effective January 1, 2009, unless terminated, and provides for a base salary which escalates based on time and the satisfaction of certain milestones. All salaries of these executives are deferred until such time as the Company receives financing and or there is a change of control. As of December 31, 2014 and 2013, the Company has deferred approximately $255,000 and $706,000, respectively, in salaries and bonuses as a result of these agreements. The Company anticipates settling payment of these deferred salaries, bonuses and consulting fees in the near future based upon availability of cash funds and or settlement in the form of equity.

SANOMEDICS , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

On July 28, 2010, the Company entered into a three year employment contract with its new Chief Technology Officer, with annual one year renewals. The contract, which was amended on December 20, 2010, provides for a base salary of $125,000, a cash bonus of up to $250,000 if the Company meets certain defined milestones and the grant of a stock option to purchase 6,576 common shares of the Company at $62.50 per share. Up to 25% of the bonus maybe paid in common stock of the Company at the discretion of the Board of Directors.

On January 6, 2013, the Company entered into a Consulting Agreement with a company for which its Chief Financial Officer is the sole owner and President, which memorialized the employment of the consultant as its Chief Financial Officer on a part-time basis. Pursuant to the agreement, the consultant will receive $5,000 per month, which shall be increased to $7,000 per month on the earlier of April 2013 or when the Company closes a financing of at least $1,000,000. Effective January 2014, the Company and consultant amended the foregoing contract to work on a full time basis for the Company at an annual salary of $150,000.

On March 7, 2013 the Company entered into a consulting agreement with their former CEO and a major shareholder of the Company. The agreement is for one year and provides for the issuance of 2,000 shares of common stock as payment for unpaid services performed prior to the agreement and, during the term of the agreement cash compensation of $12,500 per month plus the issuance of 2,000 shares of common stock at March 6, 2014 or the earlier termination of the agreement. The contract was terminated September 2014.

Rental:

On March 19, 2013 the Company moved its offices and entered into a new lease agreement to occupy approximately 1,200 square feet of office space. The lease provides for monthly base rent of $2,667 effective on April 1, 2013 and increases to $2,746 on April 1, 2014. The lease expires on March 31, 2016.

Rent expense incurred under the Company’s operating leases amounted to $40,401 and $39,463 during the years ended December 31, 2014 and 2013, respectively.

Minimum lease commitments over the next five years are as follows:

Year Ended	Amount
2015	$33,693
2016	8,485

Totals	$42,178

NOTE 11 – SEGMENT REPORTING AND SIGNIFICANT CONCENTRATIONS

The Company currently operates in one reporting segment, the sale of non-contact thermometers; therefore, no segment data is provided.

Significant Concentrations

For the year ended December 31, 2014 three customers accounted for 35.4%, 34.5% and 28.3%, respectively (total of 98%) of the Company’s revenues as compared to 41.1%, 28.5% and 29.5% (total of 99%) for the year ended December 31, 2013. At December 31, 2014 two customers accounted for 53.7% and 42.8% of the Company’s accounts receivable respectively (total of 97%) as compared to three customers accounting for 38.9%, 23.6% and 37.3% respectively (a total of 99%) at December 31, 2013.

For the years ended December 31, 2014 and 2013, one vendor accounted for 98% of its purchases.

NOTE 12 – RELATED PARTY DISCLOSURE

The accompanying consolidated financial statements for 2014 and 2013 reflect accrued interest on notes payable due an affiliate of the former CEO of $23,893 and $265,923, respectively, and interest expense of $85,916 and $94,229, respectively.

SANOMEDICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SUBSEQUENT EVENTS

Common Stock Issuances:

During January 1, 2015 and April 15, 2015, the Company issued a total of 5,932,061 shares to three (3) parties in connection with the conversion of $90,796 in convertible debt held.

On January 5, 2015, and March 19, 2015, the Company issued a total of 103,652 shares of restricted common stock to two (2) consultants as payment for financial consulting & investor relations services with a total value of $32,500.

During January 1, 2015 and April 14, 2015, the Company issued 3,586,691 shares to a Company owned by a former officer and shareholder in connection with the conversion of $46,433 in convertible debt held.

During March, 2015 the Company issued 1,424,253 shares of restricted common stock to an officer of the Company in connection with the conversion of $50,000 in convertible stock held.

From January 1, 2015 to April 6, 2015 the Company issued Redwood a total of 2,171,309 shares in connection with the conversion of $175,143 in convertible debt held.

Reverse Stock Split:

On January 20, 2015, the Company’s stockholders approved a reverse stock split of its common stock at a ratio of 1-for-125. The reverse stock split became effective on February 9, 2015. All applicable share and per share amounts have been adjusted to reflex the reverse stock split. Additionally in the same corporate action the Company’s shareholders approved a change of its corporate name to Sanomedics, Inc., and an increase of the number of authorized shares of its common stock from 250,000,000 to 650,000,000.

Preferred Stock:

On April 30, 2015, the Company’s Board of Directors and Series A preferred shareholders approved a resolution to amend the conversion rights of the preferred shareholders to apply solely for purposes of the computation of voting interest.

Other 3rd Party Debt Financing:

On February 9, 2015, the Company entered into two (2) separate Securities Purchase Agreements and convertible promissory notes (“Notes”) with two (2) companies for total principal amount of $225,000. At closing, February 21, 2015, $75,000 was funded with an additional $150,000 total to be provided, of which $75,000 shall be purchased on the 30th calendar date following closing, and $75,000 shall be purchased on the 60th calendar date following closing. The Notes for the initial $75,000, are due on February 8, 2016, bear interest at 12% per annum until paid or to maturity. The Note conversions are at the election of the lenders at any time at a price equal to 62.50% of the lowest traded VWAP, determined on the then current trading market for the Company’s common stock, for 20 trading days prior to conversion.

Management has evaluated the subsequent events through the date at which the consolidated financial statements were available for issuance.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

On January 30, 2015, our board of directors approved the dismissal of Mallah Furman, LLP (“Mallah”) as our independent auditor, effective immediately. Mallah’s reports on our financial statements as of and for the fiscal years ended December 31, 2013 and 2012 contained a qualification that due to our losses from operations and accumulated deficits, there was substantial uncertainty about our ability to continue as a going concern. Other than such qualification, Mallah’s reports on our financial statements as of and for the fiscal years ended December 31, 2013 and 2012 did not contain any other adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2013 and 2012 and through Mallah’s dismissal on January 30, 2015, there were (1) no disagreements with Mallah on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Mallah, would have caused Mallah to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

Concurrent with the decision to dismiss Mallah as our independent registered public accounting firm, our board of directors appointed Marcum, LLP (“MARCUM”) as our independent registered public accounting firm. During the years ended December 31, 2013 and 2012 and through the date of MARCUM’s appointment, neither we nor anyone acting on our behalf consulted MARCUM with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that MARCUM concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992).

A material weakness is defined as "a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls". In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, we determined that significant deficiencies existed that constituted material weaknesses, as described below:

-

Accounting and Finance Personnel Weaknesses: Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company and accounting for complex transactions.

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

Accordingly, we concluded that these significant deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

As a result of the material weaknesses described above, President and Chief Financial Officer has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers, and their respective ages, positions and offices, are as follows:

Name	Age	Position

Keith Houlihan	46	President and Director
David C. Langle	64	Chief Financial Officer
Gary J. O’Hara	64	Chief Technology Officer
William Lerner	75	Director

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

David C. Langle has served as Chief Financial Officer since January 2013. Mr. Langle has an extensive history as CFO and in other senior management roles for various publicly and privately held companies in the technology, healthcare, manufacturing, and telecommunications industries. Since June 2009 he has been the chief executive officer and a founder of Catenas Holdings, Inc., a private company which he founded to develop, manage and acquire synergistic medical services and health related services. Additionally, from January 2011 to present, he also serves as Interim Chief Financial Officer for Seamless Technology, Inc.(SLSX.PK), a publicly owned holding company that focuses on the acquisition, development and operating of Internet based technology companies. Mr. Langle began his career in finance while serving as a staff accountant with Spicer and Oppenheim, an international accounting and consulting firm where he concluded his tenure as an audit partner. He earned his Bachelor of Science Degree from the University of Illinois in Chicago and has been a certified public accountant since 1985.

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

William Lerner was recently appointed as a Director to our Board on March 8, 2013. Mr. Lerner a graduate of Cornell University and of the New York University School of Law, is a member of the bars of New York and Pennsylvania, with a Peer Rating for more than 25 years of AV (Martindale Hubbell). His career includes service with the U.S. Securities & Exchange Commission, The American Stock Exchange and as General Counsel to a major New York Stock Exchange brokerage/investment banking/financial services firm. Most recently Mr. Lerner has been and is engaged in the private practice of corporate and securities law in New York and in Pennsylvania, and in Toronto, Canada as a Consultant in providing strategic and legal consulting as well as corporate governance and crisis management services to both public and private companies both in the United States and in Canada. Mr. Lerner is also a member of the Board of Trustees (and Chairman of the Compliance Committee) of the Daily Income Fund, a money market mutual fund Mr. Lerner is a director of National Holdings Corporation, a holding company for National Securities Corporation, vFinance Investments, Inc., National Asset Management, Inc. and National Insurance Corporation. National Securities and vFinance are broker-dealers registered with the Securities and Exchange Commission, and members of FINRA and SIPC. National Asset Management is an SEC registered investment adviser, and National Insurance provides a full array of fixed insurance products. (See: www.nhldcorp.com). Mr. Lerner is an adviser to Fiduciary Compliance Associates LLC (formed by Charles Lerner Esq., former Special Counsel to the Division of Enforcement at the SEC in Washington, DC and Director of Enforcement at the Pension and Welfare Benefits Administration at the US Department of Labor). Fiduciary Compliance (www.fiduciaryca.com) provides full service compliance support to investment advisers, private investment funds, and financial firms in the US and Europe.

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

Committees of our Board of Directors and the Role of our Board in Risk Oversight

Our President is one of two members of our Board of Directors. Mr. Lerner had been designated as Chairman of the Board. Mr. Lerner is considered an independent director, but we do not have a “lead” independent director. The Board of Directors oversees our business affairs and monitors the performance of management. In accordance with our corporate governance principles, the Board of Directors does not involve itself in day-to-day operations. Our independent director keeps himself informed through discussions with our executive officers and by reading the reports and other materials that we send him and by participating in Board of Directors meetings. At the present stage of our company, our Board believes that in the context of risk oversight, with executive officers making up the majority of the Board, the Board gains valuable perspective that combines operational experience of a member of management with the oversight focus of a member of the Board.

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

Mr. Lerner is considered an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•	understands internal controls over financial reporting, and

•	understands audit committee functions.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2014.

Item 11. Executive Compensation

Executive Compensation

The following table sets forth information about compensation paid or accrued during our last two completed fiscal years, i.e., December 31, 2014 and 2013, to (a) our Chief Executive Officer (principal executive officer), (b) (i) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of our last completed fiscal year, and (ii) up to two additional individuals for whom similar disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, provided their respective total compensation exceeded $100,000 during such fiscal year. We refer to all of the persons included in this table, collectively, as our “named executive officers”. The table excludes perquisites and personal benefits for a named executive officer which are less than $10,000 and that are not a reimbursement of taxes owed with respect thereto. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 8 of the Notes to our Consolidated Financial Statements for the year ended December 31, 2014 appearing earlier in this report.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)		Nonequity incentive plan compen-sation ($)	Non-qualified deferred compen-sation earnings ($)	All other compen-sation ($)	Total ($)

Keith Houlihan,	2014	200,000		-0-		-0-	-0-		-0-	-0-	-0-	200,000
President	2013	200,000	(1)	-0-		-0-	-0-		-0-	-0-	-0-	200,000

David C.Langle,	2014	150,000		-0-		-0-	-0-		-0-	-0-	-0-	150,000
CFO	2013	85,500	(2)	-0-	(2)	-0-	-0-		-0-	-0-	-0-	85,000

Gary J. O’Hara,	2014	135,417		-0-		-0-	-0-	(3)	-0-	-0-	-0-	135,417
Chief Technology Officer	2013	125,000		-0-		-0-	159,395	(3)	-0-	-0-	-0-	284,395

_____________

(1)	Salary to Mr. Houlihan was unpaid and had been accrued and deferred.

(2)	Mr. Langle was paid as a consultant during 2014 and 2013.

(3)	Represents the vested portion of previous grants earned during the period, valued in accordance with ASC 718.

Narrative Disclosure to Summary Compensation Table

Employment and Consulting Agreements with Named Executive Officers

Keith Houlihan, President

On January 5, 2009, we entered into an employment agreement, as amended and restated on August 18, 2010, with Keith Houlihan to serve as our President until August 17, 2013, with successive one year renewal terms unless either party gives at least 30 days prior notice of non-renewal. We agreed to pay him an annual base salary of $200,000 (increased from $160,000, but without the previous 7% per year minimum annual increases or the increase to $250,000 in the event we were to either raise at least $1,000,000 during his employment or achieve annual gross revenues exceeding $1.5 million). Mr. Houlihan originally agreed to defer his right to receive all his salary which was payable on demand; however, we restructured that demand obligation regarding the $239,944 in salary accrued as of June 30, 2010 by delivering to him pursuant to our promissory note in that principal amount, which note is due and payable on August 1, 2011, convertible into shares of our common stock originally at a price equal to the lower of $62.50 per share or a 50% discount to the average bid price of our common stock over the three trading days preceding the request for conversion, but, by virtue of a note amendment dated December 20, 2010, convertible now at a fixed conversion price of $62.50 per share, and secured by substantially all of our assets. He also has deferred all salary due and payable to him on and after July 1, 2010. On April 2, 2009, we issued to him a five-year option to purchase 5,000,000 shares at a price of $0.05 each, exercisable until January 5, 2011, extended to Aril 1, 2016.

Mr. Houlihan is entitled to an annual cash bonus of 1.5% of our annual gross revenues or $125,000 upon the achievement of mutually agreed milestones for the subject fiscal year, whichever is greater, up to a maximum annual bonus amount of $250,000. For 2014 no bonuses were granted to Mr. Houlihan because no milestones were agreed upon and the Company was incurring losses. See Item 1A, Risk Factors - Management Could Terminate Employment, and Our Operations and Viability Would be Hurt, If We Cannot Fund the 2010 Bonuses Which Were Earned.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by each named executive officer at the end of our last completed fiscal year, i.e., December 31, 2014:

Outstanding Equity Awards at Fiscal Year-End

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date

Keith Houlihan	4,000	(1)	0		62.50	4/1/2016

Gary J. O’Hara	120	(2)	120	(2)	625.00	3/5/2020

Craig Sizer	4,000	(3)	0		62.50	4/1/2016

____________

(1)	Granted on April 2, 2009, and all options were immediately exercisable. Original expiration date of January 5, 2011 was amended and extended to expire on April 1, 2016.

(2)	Granted on July 28, 2010, pursuant to the terms of his employment agreement; 2,173 options were immediately exercisable and 2,170 options vest on July 28, 2011 and 2,236 vest on July 28, 2012.

(3)	Granted on April 2, 2009, and all options were immediately exercisable. Original expiration date of January 5, 2011 was amended and extended to expire on April 1, 2016.

Other Employment Agreements

Gary J. O’Hara, Chief Technology Officer

On March 3, 2010, we entered into a consulting agreement with Mr. O’Hara to obtain his product development, technology and other advice for a term of five (5) years. We agreed to issue to him 15,000 shares as compensation, and in addition we paid him $10,416 in cash for his services.

On July 28, 2010, we terminated the consulting agreement and entered into an employment agreement with Mr. O’Hara to serve as our Chief Technology Officer for a term of three (3) years, with successive one year renewal terms unless either party gives at least 30 days prior notice of non-renewal. We agreed to pay him an annual base salary of $125,000. He is entitled to an annual cash bonus of 1.5% of our annual gross revenues or up to $250,000 upon the achievement of mutually agreed milestones for the subject fiscal year, whichever is greater, up to a maximum annual bonus amount of $250,000 (prorated on a monthly basis for fiscal 2010). In December 2010 we amended his agreement to provide that, at our option, we can pay 25% of his bonus in shares of our common stock, valued at the per share price of our most recent private placement, if any, made within six months of the bonus payment date and otherwise at the exercise price of the stock option granted to any named executive officer closest in time to such payment date. The following is Mr. O’Hara’s 2010 milestone, which he achieved: To create a prototype of our standalone scanning thermometer, including microprocessor, interface electronics, thermal heat sink design and display, using third party sensor technology and components (other than the plastic housing) which are different from those contained in our current models, in an interim design which would (a) allow collection of trial temperature readings on humans and animals and (b) be able to be configured for different sensor types (with different field-of-views). In February 2011, the following 2011 milestones were agreed upon: (1) Conduct clinical studies which validate, and then design and produce using a new manufacturer a working prototype of, our second generation (a) consumer models for human and pet dogs, and (b) professional models for humans and dogs; (2) launch our new consumer and professional models for humans and dogs; (3) develop one new professional veterinary thermometry technology; and (4) generate at least two patent applications for new designs or utilities. We also granted to him a seven-year option to purchase 822,000 shares of our common stock at a price of $62.50 each, which price shall be reduced to any lower exercise price at which we may grant stock options to other corporate officers during his employment term, vesting as follows: 33%, or 271,260 shares, are immediately exercisable; an additional 33%, or 271,260 shares, are exercisable on the first anniversary of the grant date, provided he has achieved his employment agreement milestones for fiscal year 2010; and on the second anniversary thereof the balance of the options are exercisable, provided he has achieved such milestones for fiscal year 2011.

Incentive and Nonqualified Stock Option Plan

On July 26, 2010, we adopted the 2010 Stock Option Plan pursuant to which our board of directors (or a committee thereof consisting of “non-employee” and “outside” directors) may grant incentive stock options (within the meaning of the Internal Revenue Code of 1986, as amended (“Code”)) to our employees, and nonqualified stock options to all others, for the purchase of our common stock. The Plan is intended to provide incentives to, and rewards for employees, consultants, officers and directors who are expected to contribute to our growth and success. The option prices are determined by the board or the stock option committee, but option prices for incentive stock options may not be less than 100% of the fair market value of the common stock on the date the option is granted (or 110% thereof for optionees who are 10% shareholders). An aggregate of 3,500,000 shares of common stock has been reserved for issuance under the Plan subject to appropriate adjustments for stock splits, dividends and other transactions or events as described in the Plan. All options may be exercised at such times and in such amounts as may be determined at the time of the granting of the options; provided, however, that no options may be exercised later than ten years after the date upon which they were granted.

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

As of December 31, 2014 and 2013, there were 8,120 and 8,778 options, respectively outstanding under this plan.

Termination of Employment, Change in Control or Change in Responsibilities of Named Executive Officers

At December 31, 2014 there were no compensatory plans or arrangements with any named executive officer (including payments to be received from us or any of our subsidiaries), which result or will result from the resignation, retirement or any other termination of employment of such named executive officer or from a change of control of us or any of our subsidiaries or any change in such named executive officer’s responsibilities following a change in control.

Director Compensation

Our directors do not receive any cash compensation for service on our board of directors or any committee, although we do reimburse directors for their reasonable out-of-pocket expenses associated with attending meetings, and no compensation was paid to any of our employee directors for services as a director during the year ended December 31, 2014 and 2013. We do not have any compensation policy governing the issuance of shares of our common stock to non-employee directors, and our directors are not prohibited from receiving restricted stock grants.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

At April 1, 2015, the issued and outstanding Voting Shares consisted of:

•	10,814,908 shares of our common stock, and

•	1,000 shares of our Series A Preferred Stock.

Each share of common stock entitles the holder to one vote. The holders of shares of the Series A Preferred Stock are entitled to the number of votes that collectively equal 51% of the total number of votes that may be cast by the holders of common stock and Series A Preferred Stock voting as one class on all matters submitted to a vote of our stockholders. On April 1, 2015, there were a total of 16,330,510 votes eligible to be cast at any meeting of our stockholders.

The following table contains information regarding record ownership of our Voting Shares as of April 1, 2015 held by:

•	persons who own beneficially more than 5% of the outstanding Voting Shares,

•	our directors,

•	named executive officers, and

•	all of our directors and officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from April 2, 2015, upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised. Unless otherwise indicated, the address of each of the listed beneficial owners identified is 444 Brickell Avenue, Suite 415, Miami, Florida 33131.

	Amount and Nature of Beneficial Ownership
	Common Stock		Series A Preferred Stock
Name	#of Shares	%of Class	#of Shares	%of Class	%of Total Vote
William Lerner	0	-	100	10%	5.1%
Keith Houlihan (1)	16,504,471	6.9%	452	45%	29.23%
Gary J. O’Hara (2)	150,012	0.1%	-	-	≤1%
David C. Langle	0	-	250	25%	12.7%
All named executive officers and directors as a group (four persons) (1)(2)	16,654,503	7.0%	802	80%	10.1%
Craig Sizer (3)	70,674,276	59.0%	198	20%	57.2%

___________

(1)	The number of shares of common stock owned by Mr. Houlihan includes:

•	650,571 shares which are presently outstanding; and

•

Options to purchase 4,000 shares of our common stock which are exercisable at $6.25 per share until April 1, 2016, and15,383,900 shares issuable to Houlihan in the event it elects to convert its $153,339 convertible promissory note which is exercisable at a conversion price of $.02 per share.

Percentage of total vote includes voting rights attributable to 452 shares of Series A Preferred Stock.

(2) The number of shares of common stock owned by Mr. O’Hara includes options to purchase 1,200 shares of our common stock at $62.50 per share until March 6, 2020.

(3) The number of shares of common stock owned by Mr. Sizer includes:

•	77 shares held of record by CLSS Holdings LLC, a limited liability company of which he is the sole member;

•	99 shares held in his name,

•

70,674,100 shares issuable to CLSS in the event it elects to convert its $702,000 principal amount of the notes we issued to it for cash advances we received at a conversion price of $0.02 per share; and

•	options to purchase 4,000 shares of our common stock which are exercisable at $6.25 per share until April 1, 2016.

Percentage of total vote includes voting rights attributable to 198 shares of Series A Preferred Stock, including 98 shares held in the name of Andres Sizer, the brother of Mr. Craig Sizer. Mr. Sizer’s address is 19501 W. Country Club Drive, Aventura, FL 33180.

Changes in control

There are no arrangements, including any pledge by any person of our securities, known to us the operation of which may at a subsequent date result in a change in control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2014.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities as remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a) (c)

Equity compensation plans approved by security holders (1)	120	(2)	$62.50	1,782

Equity compensation plans not approved by holders	20,239	(3)	$62.50	0

Total	20,359		$62.50	1,782

____________

(1)

Our 2010 Stock Option Plan provides for options for 28,000 shares to be awarded to officers, directors, employees and others who render services to the Company as an additional incentive to advance our interests.

(2)	Options for 120 shares are fully vested.

(3)

From time to time we issue warrants and options as an inducement to various persons or entities to enter into transactions with us. As of April 1, 2015, we had issued the following: (a) a stock option to each of Craig Sizer and Keith Houlihan to purchase 4,000 shares at an exercise price of $62.50 per share through December 31, 2013;. (b) warrants to purchase 12,239 shares at an exercise price of $4,687.50 and $6.25 per share from April 5, 2015, through October 14, 2016, issued in connection with the November 18, 2011 and September 2, 2014 common stock offerings.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Borrowings

During the periods 2009 to 2014 we obtained our liquidity principally from approximately $4,6 million of cash advances we received from time to time, as needed, from an affiliate of Craig Sizer, our former Chairman and CEO and one of our principal shareholders, as follows:

Description	Conversion price per share	Amount

Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 8, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2012	$0.25	$407,151
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated December 7, 2009. Note accrues interest at 9% per annum, due and payable on August 1, 2012	0.25	117,164
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated April 6, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2012	0.25	245,116
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on August 1, 2012	0.25	223,500
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2010. Note accrues interest at 9% per annum, due and payable on October 1, 2012	0.50	181,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 9% per annum, due and payable on October 1, 2012	0.50	367,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated September 30, 2011. Note accrues interest at 9% per annum, due and payable on September 30, 2012	0.50	220,000
Secured Convertible Promissory Note - CLSS Holdings, LLC, dated March 12, 2011. Note accrues interest at 7.5% per annum, due and payable on October 1, 2012	0.50	334,787
Other Advances from CLSS Holdings, LLC evidenced by five (5) promissory notes- CLSS Holdings, dated February 21, 2014. Note accrue interest at 8%, due and payable on March 1, 2016	*	1,408,371
Four (4) Secured Convertible Promissory Notes - CLSS Holdings, LLC, dated May 8, 2014, June 30, 2014 and December 1, 2014. Notes accrue interest at 8.0% per annum, due and payable through November 30, 2017	*	1,106,044
Totals		$4,610,133

Each loan is (a) evidenced by a promissory note which bears 9% annual interest (20% [15% in the March 2011 note] upon the occurrence, and during the continuance, of an event of default), convertible into our common stock at a fixed price of $.25 or $.50 and not pre-payable by us, and (b) subject to a security agreement under which all of our assets secure our loan repayment obligation.

* Conversion price at 50% discount to defined market price

Director Independence

There is only one member of our board of directors who would be considered an “independent” director under the definition of “independence” set forth in NASDAQ Rule 5605(a)(2).

Item 14. Principal Accountant Fees and Services

Marcum LLP was engaged to be the Company's auditors for the year ended December 31, 2014 and Mallah Furman was engaged to be the Company's auditors for the year ended December 31, 2013. Fees incurred are as follows for the periods indicated:

		2014		2013
(1)	Audit Fees	$105,129	(2)	$42,500
	Audit-Related Fees	-		-
	Tax Fees	-		-
	All Other Fees	-		$7,662

_____________

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

(2)	All paid to Mallah Furman

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements Filed

(b)	Exhibits:

Exhibit No.	Description of Exhibit

2.1	Common Stock Purchase Agreement dated March 19, 2009 by and among Sanomedics International Holdings, Inc., Belmont Partners, LLC, Niagara Mining & Development Co., Inc. and Escrow, LLC(1)
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

10.43	$703,339.33 principal amount Promissory Note dated June 17, 2013 payable to Keith Houlihan(9)
10.44	[EXTENSION OF CLSS NOTES](9)
10.45	[EXTENSION OF PRIME MEDICAL AGREEMENT](9)
10.46	Securities Purchase Agreement dated August 27, 2013 between Sanomedics International Holdings, Inc and Asher Enterprises, Inc.(10)
10.47	Convertible Promissory Note dated August 27, 2013 between Sanomedics International Holdings, Inc and Asher Enterprises, Inc.(10)
10.48	Convertible Promissory Note dated September 18, 2013 between Sanomedics International Holdings, Inc. and Continental Equities, LLC
10.49	Convertible Promissory Note dated September 20, 2013 between Sanomedics International Holdings, Inc. and LG Capital Funding, LLC
10.50	Amendment to Stock Purchase Agreement dated August 30, 2013 by and among Sanomedics International Holdings, Inc., Anovent, Inc., Prime Time Medical, Inc. and Mark R. Miklos(11)
10.51	Promissory Note dated August 30, 2013 in the principal amount of $850,000 to Mark R. Miklos due September 30, 2013.(11)
10.52	Promissory Note dated August 30, 2013 in the principal amount of $500,000 to Mark R. Miklos due April 25, 2015.(11)
10.53	Promissory Note dated August 30, 2013 in the principal amount of $500,000 to Mark R. Miklos due April 24, 2016(11)
10.54	Security Agreement dated August 30, 2013 by and among Sanomedics International Holdings Inc., Anovent, Inc. and Mark R. Miklos(11)
10.55	Employment Agreement dated August 30, 2013 by and among Sanomedics International Holdings, Inc., Anovent, Inc., Prime Time Medical, Inc. and Mark R. Miklos.(11)
10.56	Convertible Promissory Note dated October 25, 2013 between Sanomedics International Holdings, Inc. and Auctus Private Equity Fund, LLC
10.57	Convertible Promissory Note dated October 22, 2013 between Sanomedics International Holdings, Inc. and Continental Equities, LLC
10.58	Convertible Promissory Note dated October 9, 2013 between Sanomedics International Holdings, Inc. and GEL Properties, LLC

10.59	Convertible Promissory Note dated September 9, 2013 between Sanomedics International Holdings, Inc. and Zarian Midgley & Johnson PLLC
10.60	$267,500 Secured Convertible Promissory Note dated February 1, 2014 to CLSS Holdings LLC
10.61	$318,640 Secured Convertible Promissory Note dated February 1, 2014 to CLSS Holdings LLC
10.62	$282,740 Secured Convertible Promissory Note dated February 1, 2014 to CLSS Holdings LLC
10.63	$195,000 Secured Convertible Promissory Note dated February 1, 2014 to CLSS Holdings LLC
10.64	$344,491 Secured Convertible Promissory Note dated February 1, 2014 to CLSS Holdings LLC
10.65	Securities Purchase Agreement dated January 22, 2014 between Sanomedics International Holdings, Inc. and LG Capital Funding, LLC
10.66	Securities Purchase Agreement dated January 16, 2014 between Sanomedics International Holdings, Inc. and Debenturevision LLC
10.67	Securities Purchase Agreement dated March 10, 2014 between Sanomedics International Holdings, Inc. and Union Capital LLC
10.68	Securities Purchase Agreement dated March 10, 2014 between Sanomedics International Holdings, Inc. and Union Capital LLC
10.69	Securities Purchase Agreement dated March 31, 2014 between Sanomedics International Holdings, Inc. and Union Capital LLC
10.70	Debt Purchase Agreement dated March 17, 2014 between Union Capital LLC and Jax Capital Growth LLC
10.71	Securities Purchase Agreement dated March 27, 2014 between Sanomedics International Holdings, Inc. and Jax Capital Growth LLC
10.72	Amendment Agreement dated September 22, 2014 between Sanomedics International Holdings, Inc. and Redwood Management LLC*
10.73	Replacement Revolving Note A dated September 22, 2014 to TCA Global Credit Master Fund, LP
10.74	Replacement Revolving Note B dated September 22, 2014 to TCA Global Credit Master Fund, LP
10.75	Amendment Agreement dated October 17, 2014 Sanomedics International Holdings, Inc. and Redwood Management LLC
10.76	Replacement Revolving Note A-3 dated October 17, 2014 to TCA Global Credit Master Fund, LP
10.77	$189,375 Debenture dated October 24, 2014 payable to Redwood Management LLC
10.78	$ 63,125 Debenture dated October 24, 2014 payable to Redwood Fund II, LLC
10.79	$35,000 Securities Exchange and Settlement Agreement dated August 25, 2014 with Beaufort Capital Partners LLC
10.80	$30,000 Promissory Note dated August 12, 2014 with Beaufort Capital Partners LLC
10.81	$50,000 Replacement Promissory Note dated September 11, 2014 to Coventry Enterprises LLC
10.82	$50,000 Promissory Note dated September 11, 2014 to Coventry Enterprises LLC
10.83	$440,000 Convertible Note A dated June 30, 2014 to Devlin Law Firm LLC
10.84	$400,000 Convertible Note dated September 30, 2014 to Devlin Law Firm LLC
10.85	$313,000 Secured Convertible Promissory Note dated June 30, 2014 to CLSS Holdings LLC
10.86	$285,543. Secured Convertible Promissory Note dated June 30, 2014 to CLSS Holdings LLC
10.87	Form of Securities Purchase Agreement dated February 9, 2015 between Sanomedics International Holdings, Inc and the investor
10.88	Form of Convertible Debenture dated February 9, 2015 between Sanomedics International Holdings, Inc and the investor
14.1	Code of Business Conduct and Ethics
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	510(k) assignment from Rycom Electron Technology Limited(2)
99.2	510(k) assignment from JXB Co., Ltd(2)
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

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

SANOMEDICS , INC.

Date: May 11, 2015	By:	/s/ Keith Houlihan
Keith Houlihan
President

Date: May 11, 2015	By:	/s/ David C. Langle
David C. Langle
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Keith Houlihan
Keith Houlihan
President, Director and Principal Executive Officer

Date: May 11, 2015

By:	/s/ David C. Langle
David C. Langle
Chief Financial Officer, Principal Financial and Accounting Officer

Date: May 11, 2015

By:	/s/ William Lerner
William Lerner, Director

Date: May 11, 2015

By:	/s/ Gary J. O' Hara
Gary J. O' Hara, Chief Technology Officer

Date: May 11, 2015

