Form 10-Q
period 2015-03-31
Sanomedics, Inc.
filed 2015-05-20
CIK 1501972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 000-54167

Sanomedics, Inc.
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 18,003,735 shares of common stock are issued and outstanding as of May 18, 2015.

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2014. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “we,” “our,” “us,” and similar terms refers to Sanomedics, Inc., a Delaware corporation, and our wholly-owned subsidiaries. In addition, the “first quarter of 2015” refers to the three months ended March 31, 2015, the “first quarter of 2014” refers to the three months ended March 31, 2014, and “2014” refers to the year ending December 31, 2014.

Unless specifically set forth to the contrary, the information which appears on our website at www.sanomedics.com and www.thermomedics.com is not part of this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sanomedics, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	-Unaudited-	-Audited-
Assets

Current Assets
Cash	$42,122	$210,138
Accounts receivable, net	160,888	241,967
Inventories	33,843	22,472
Prepaid expenses	165,206	338,990

Total Current Assets	402,059	813,567

Fixed assets, net	13,540	20,040

Patents, net	6,836	11,836
Deposit	7,999	7,999

Total Assets	$430,434	$853,442

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued salaries payable	$245,075	$255,075
Accounts payable and other liabilities	451,955	477,133
Accrued interest payable	221,931	136,989
Accrual for contingencies on contract rescission	165,702	165,702
Current portion of notes payable - related parties net of debt discount	303,338	-
Convertible notes payable, net of debt discount	1,727,194	1,633,047
Derivative liabilities	1,884,381	2,771,414
Due to related parties	21,132	24,882

Total Current Liabilities	5,020,708	5,464,242

Notes payable - related parties net of discount, net of current portion	191,426	442,919

Total Liabilities	5,212,134	5,907,161

Commitments and Contingencies		-

Stockholders’ Deficit
Preferred stock, $0.001 par value: 1,000 shares authorized, issued and outstanding as of March 31, 2015 and December 31, 2014 , respectively	1	1
Common stock, $0.001 par value: 650,000,000 shares authorized, 9,216,343 and 1,747,077 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.	9,216	1,747
Additional paid in capital	16,166,361	15,204,169
Stock subscription receivable	(20,000)	(20,000)
Accumulated deficit	(20,937,278)	(20,239,635)

Total Stockholders’ Deficit	(4,781,700)	(5,053,718)

Total Liabilities and Stockholders' Deficit	$430,434	$853,442

See accompanying notes to condensed consolidated financial statements

Sanomedics, Inc.

Condensed Consolidated Statements of Operations

-Unaudited-

	For the Three Months Ended
	March 31,
	2015	2014

Revenues, net	$189,806	$141,809

Cost of goods sold	28,138	18,686

Gross profit	161,668	123,123

Operating expenses
General and administrative	608,820	595,417
Stock compensation	16,933	224,000
Research and development	-	22,509
Depreciation and amortization	11,502	1,899

Total operating expenses	637,255	843,825

Loss from operations	(475,587)	(720,702)

Other income (expense)
Amortization of debt discount	(447,318)	(478,983)
Change in fair value of derivative liabilities	621,904	(157,454)
Loss on extinguishment of debt	(311,275)	-
Interest expense	(85,367)	(72,246)

Total other expense	(222,056)	(708,683)

Net loss before income taxes	(697,643)	(1,429,385)
Income taxes	-	-

Net loss	$(697,643)	$(1,429,385)

Net loss per share - basic and diluted	$(0.24)	$(20.53)

Weighted average number of shares outstanding during the period - basic and diluted	2,864,086	69,641

See accompanying notes to condensed consolidated financial statements

Sanomedics, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Deficit

Unaudited

	Preferred Stock		Common Stock, $.001 Par Value		Additional Paid in	Stock Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance December 31, 2014	1,000	1	1,747,077	1,747	15,204,169	(20,000)	(20,239,635)	(5,053,718)
Stock issued to consultants			103,652	104	16,829			16,933
Conversion of debt to common stock			7,363,780	7,364	324,071			331,435
Change in fair value of derivative liabilities from debt conversion					310,018			310,018
Fair value of shares issued for debt conversion					311,275			311,275
Share adjustment from round-up of reverse split			1,834	1	(1)			-
Net loss for the period ended March 31, 2015							(697,643)	(697,643)
Balance March 31, 2015	1,000	$1	9,216,343	$9,216	$16,166,361	$(20,000)	$(20,937,278)	$(4,781,700)

See accompanying notes to condensed consolidated financial statements

Sanomedics, Inc.

Condensed Consolidated Statements of Cash Flows

-Unaudited-

	For the Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(697,643)	$(1,429,385)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,502	1,899
Provision for sales returns and allowances	(6,000)	-
Stock compensation	16,933	224,000
Amortization of debt discount on convertible notes	447,318	478,983
Loss on extinguishment of debt	311,275	-
Amortization of prepaid expenses	204,441	-
Change in fair value of derivative liabilities	(621,904)	157,454
Changes in operating assets and liabilities
Accounts receivable	87,079	(37,491)
Inventories	(11,371)	15,102
Prepaid expenses	(30,660)	(32,132)
Accrued salaries payable	(10,000)	-
Accounts payable and other liabilities	(25,178)	89,023
Accrued interest payable	84,942	48,578
Accrual for contingencies on contract rescission	-	(340,581)
Due to related parties	(3,750)	22,107
Net Cash Used In Operating Activities	(243,016)	(802,442)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	-	(10,367)
Net Cash Used In Investing Activities	-	(10,367)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	-	292,740
Proceeds from revolving line of credit, net	-	905,768
Repayments of convertible notes payable	-	(260,987)
Proceeds from convertible notes payable	75,000	46,750

Net Cash Provided By Financing Activities	75,000	984,271

Net (decrease) increase in cash	(168,016)	171,462

Cash - beginning of period	210,138	9,560

Cash - end of period	$42,122	$181,022

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-

Interest	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for conversion of debt, net of derivative	$331,435	$1,238,330
Change in fair value of derivative liabilities from debt conversion	$310,018	$-

See accompanying notes to condensed consolidated financial statements

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2015

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Sanomedics Development, Inc. (inactive since 2010), Thermomedics, Inc., Anovent, Inc. and Biscayne Medical LLC; with the last two companies formed as acquisition corporations with no activity to date. All significant inter-company accounts and transactions have been eliminated in consolidation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended December 31, 2014.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Use of estimates includes the following: 1) valuation of derivative and equity instruments, 2) allowance for doubtful accounts, 3) estimated useful lives of property, equipment and intangible assets, 4) revenue recognition, and 5) estimates and valuations related to deferred tax assets.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of finished goods of non-invasive thermometers. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated quarterly and are based on the Company’s business plan and from feedback from customers and the product development team; however, as the Company has a fairly limited operating history, estimates can vary significantly. As of March 31, 2015 and December 31, 2014, inventory reserves were not material.

Sanomedics , Inc.

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2015

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, Earning per Share, which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per share excludes all dilutive potential shares as their effect is anti-dilutive. For the three months ended March 31, 2015 and 2014, outstanding stock options, warrants, and shares issuable upon conversion of convertible notes were anti-dilutive because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share.

Three Months Ended

	Three Months Ended
	March 31,	March 31,
	2015	2014
Options	8,120	8,778
Warrants	12,239	229
Shares from convertible notes	287,244,126	48,160
Total (1)	287,264,485	57,167

(1) Shares issuable upon conversion of preferred stock have been excluded from this computation because of the specific right of conversion as further explained in Notes 8.

Fair Value

FASB ASC 820, Fair Value Measurements and Disclosure s (“ASC 820”) establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

Level 1 — Quoted market prices for identical assets or liabilities in active markets or observable inputs;

Level 2 — Significant other observable inputs that can be corroborated by observable market data; and

Level 3 — Significant unobservable inputs that cannot be corroborated by observable market data.

The carrying amounts of cash, accounts receivable, accrued salaries payable, accounts payable and other liabilities, and accrued interest payable approximate fair value because of the short-term nature of these items.

The fair value of the Company’s debt approximated the carrying value of the Company's debt as of March 31, 2015 and December 31, 2014. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

Sanomedics , Inc.

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2015

(Unaudited)

NOTE 3 – LIQUIDITY AND GOING CONCERN

The condensed consolidated financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding the Company’s recurring losses or accumulated deficit.

The Company currently has a working capital deficiency, limited revenue and is experiencing recurring losses which have caused an accumulated deficit of $20,937,278 and a working capital deficit of $4,618,649 as of March 31, 2015. These factors raise substantial doubt about its ability to continue as a going concern. Management has financed the Company's operations principally through the issuance of convertible debt instruments and loans from an affiliate of a former officer of the Company and a principal shareholder. During the quarter ended March 31, 2015, the Company obtained its liquidity principally from accounts receivable collections and $75,000 of new borrowing under a convertible debt instrument as described elsewhere herein. The Company may need to continue borrowings from an affiliate of a former officer of the Company and a principal shareholder and will also need to raise additional capital. However, management cannot provide any assurances that the Company will be successful in completing this financing and accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon continued financial commitments from related parties and its ability to secure other sources of financing in addition to those funds provided by its affiliate and attain profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Sanomedics , Inc.

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2015

(Unaudited)

NOTE 4 – NOTES PAYABLE – RELATED PARTIES

Notes payable to related parties consists of the following:

	March 31, 2015	December 31, 2014

Two Secured Convertible Promissory Notes – CLSS Holdings, LLC, dated June 30, 2014. Notes accrue interest at 8% per annum, due and payable on June 1, 2016, net of discount of $296,007 and $369,477	$164,849	$131,243

Secured convertible Promissory Note – CLSS Holdings, LLC dated December 1, 2014. Note accrues interest at 8% per annum, due and payable November 30, 2017, net of discount of $215,923 and $235,856.	26,577	6,644

Convertible Promissory Note - Officer dated June 17, 2013. Note accrues interest at 9% per annum, due and payable on March 15, 2016, net of discount of $-0- and $48,306	303,338	305,032

Total Notes	$494,764	$442,919
Less current portion	(303,338)	-
	$191,426	$442,919

The secured convertible promissory notes above are collateralized by substantially all the assets of the Company, and are convertible at the holder's option, into common shares of the Company at a fixed conversion price ranging from $31.25 to $62.50 per share or at a conversion price of 50% discount to defined market prices. CLSS Holdings, LLC is wholly owned by a former officer of the Company and a principal shareholder.

For the three months ended March 31, 2015, in connection with the above notes the Company issued 2,976,353 shares for the conversion of $89,865 in convertible debt held (see Note 8).

Sanomedics , Inc.

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2015

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Third party convertible notes payable consists of the following:

	March 31, 2015	December 31, 2014
Convertible promissory note with interest at 9% per annum, convertible into common shares at a fixed price of $0.50 per share. Matured on August 24, 2014. (A)	$65,497	$65,497

Convertible promissory notes with interest at 8% per annum, convertible into common shares at a conversion price of 50% discount to defined market prices. Matured June 20, 2014.(A)(B)	36,500	36,500

Convertible promissory note with interest at 12% per annum (zero interest first 90 days), plus 10% original interest discount, convertible at a conversion price of 30% discount to defined market price. Matured December 9, 2014. (A)	57,598	57,598

Five (5) Convertible promissory notes with interest ranging from 5.25% to 12% per annum, convertible into common shares at a conversion price of 50% discount to defined market prices. Maturity ranging from October 22, 2014 through October 11, 2015, net of unamortized discount of $24,233 and $52,763, respectively. (A)(B)	77,232	113,548

Two (2) Convertible promissory notes with interest at 8% per annum, convertible into common shares at a conversion price of 15% discount to defined market prices .Matures on August 1, 2015 and October 11, 2015, respectively, net of unamortized discount of $28,120 and $80,599, respectively. (A)(B)	731,880	679,401

Five (5) Convertible promissory notes with interest ranging from 12% to 13% per annum, convertible into common shares at a conversion price of 37.50% discount to defined market prices. Matures on April 15, 2015 through May 27, 2016, respectively, net of unamortized discount of $113,228 and $287,936, respectively. (B)(C)	758,487	680,503

	1,727,194	1,633,047
Less current portion	(1,727,194)	(1,633,047)
	$-0-	$-0-

(A) The convertible promissory notes are generally convertible at a conversion price equal to the discount to the average of the lowest three closing bid prices of the common stock during the 10 trading days prior to conversion. The embedded conversion features resulted in a derivative liability which has been measured using the Monte Carlo valuation method at March 31, 2015 and December 31, 2014.

(B) Four of these promissory notes are generally convertible at a conversion price equal to the discount to the average of the lowest three closing bid prices of the common stock during the 10 trading days prior to conversion. The embedded conversion features resulted in a derivative liability which has been measured using the Monte Carlo valuation method at March 31, 2015 and December 31, 2014.

Sanomedics , Inc.

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2015

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE – (continued)

(C) Two of promissory notes are generally convertible at a conversion price equal to the lowest traded stock price for 20 trading days prior to conversion. The embedded conversion features resulted in a derivative liability which has been measured using the Monte Carlo valuation method at March 31, 2015.

For the three months ended March 31, 2015, in connection with the above notes the Company issued 4,387,427 shares for the conversion of $241,570 in convertible debt held (see Note 8).

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company allocated $44,889 and $3,525,257 of the derivative liability as discounts against the convertible notes for the period ended March 31, 2015 and the year ended December 31, 2014, respectively. The discounts are being amortized to interest expense over the term of the notes using the straight line method which approximates the effective interest method. The Company recorded $447,318 and $478,983 of interest expense pursuant to the amortization of the note discounts during the periods ended March 31, 2015 and 2014, respectively.

NOTE 6 – DERIVATIVE LIABILITIES

The Company analyzed the notes payable – related parties and convertible notes payable referred to in Notes 4 and 5 based on the provisions of ASC 815-15 and determined that the conversion options of the convertible notes qualify as embedded derivatives and required the recognition of derivative liabilities.

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

Based on the Monte Carlo simulation, the fair value upon inception of the embedded derivatives were determined to total $5,710,416 and recorded as derivative liabilities. The embedded derivatives are revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the consolidated statements of operations.

The Company accounts for the embedded conversion features as derivative liabilities. The aggregate fair value of derivative liabilities as of March 31, 2015 and December 31, 2014 amounted to $1,884,381 and $2,771,414, respectively.

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured at fair value on a recurring basis.

Sanomedics , Inc.

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2015

(Unaudited)

NOTE 6 – DERIVATIVE LIABILITIES – (continued)

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
March 31, 2015	$1,884,381	$-	$-	$1,884,381
December 31, 2014	$2,771,414	$-	$-	$2,771,414

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the Periods Ended
	March 31, 2015	December 31, 2014
Beginning balance	$2,771,414	$1,070,728
Aggregate fair value of conversion features upon issuance	44,889	5,665,527
Fair value of extinguishment of convertible notes	(310,018)	(4,689,838)
Net transfer into level 3	-	425,010	(1)
Fair value of warrants netted against common stock issued for stock	-	111,166
Change in fair value of conversion features	(620,044)	723,137
Change in fair value of warrant and stock option derivative liabilities	(1,860)	(534,316)
Ending balance	$1,884,381	$2,771,414

(1) Represents transfers out of equity in connection with the respective warrant and stock option derivative liabilities as a result of insufficient authorized shares available at December 31, 2014 for settlement of warrants and stock options.

The fair value of the embedded conversion feature of the Convertible Debt at March 31, 2015 was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies: (1) conversion prices per share ranging from $0.015 to $0.825, (2) risk free rates ranging from .01% to .27%, (3) remaining life of conversion features (in years) ranging from .02 to 2.67, and (4) volatility ranging from 29.30% to 71.93%.

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

Sanomedics , Inc.

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2015

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

Prime Time Medical Litigation

After assuming control of the acquisition of Prime Time Medical, Inc. (“PTM”) in August 2013, the Company discovered that the seller Mark R. Miklos (“Seller”) failed to disclose that there were on-going audits with respect to PTM’s Medicare and Medicaid billings for periods prior to the consummation of the transaction. These audits escalated and, as a result, PTM can no longer invoice Medicare and Medicaid for any products or services and be paid for such products and services until the outcome of the audits which could last several years. Also, as a result of other Medicare and Medicaid audits for periods prior to the consummation of the transaction, Medicare and Medicaid are demanding payments for products that PTM was paid prior to the closing of the transaction that were improper. It is estimated that PTM may owe Medicare and Medicaid up to $500,000 in improper payments and at least another $500,000 in accounts receivable that will not be paid to PTM pending the outcome of the audits. On March 13, 2014, after discovering numerous material differences between financial statements reproduced by the Company and the financial statements provided by the Seller in connection with the Stock Purchase Agreement, coupled with the foregoing events and Medicare and Medicaid’s constraint on PTM’s business and payment stream, the Board of Directors of the Company determined that the business could no longer survive and thus opted to pursue a rescission of the completed transaction with PTM.

As a result of discoveries of fraud and misrepresentations in the acquisition of PTM, on March 18, 2014, the Company filed a lawsuit against Mark R. Miklos in Miami-Dade County, Florida Case No.14007055CA01, alleging breach of contract, fraud in the inducement, fraudulent misrepresentation, unjust enrichment, conversion, breach of fiduciary duty and damages. The Company is seeking judgment against the Seller, restitution, rescission of the Purchase Agreement and Employment Agreement and return of all moneys paid to the Seller.

 Sanomedics , Inc.

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2015

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES – (continued)

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

JMJ Litigation

On May 29, 2014, Justin Keener d/b/a JMJ Financial (“JMJ”) filed a Complaint against the Company in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida. In the Complaint, JMJ alleges that the Company breached a convertible promissory note dated June 17, 2013, pursuant to which JMJ provided $150,000 to the Company on or about June 19, 2013, and an additional $50,000 to the Company on or about December 12, 2013. JMJ alleges that on February 4, 2014, it agreed to accept $280,000 in satisfaction of the note. JMJ alleges that the Company paid $186,667 to JMJ on February 19, 2014. On July 21, 2014, the Company filed its Answer, Affirmative Defenses, and Counterclaim against JMJ. As affirmative defenses, the Company asserts, among others, that JMJ is not entitled to the relief requested because the promissory note at issue charges usurious interest rates in violation of Florida’s usury laws, and because JMJ’s claims for lost profits are speculative. The Company also asserts counter-claims for Declaratory Relief (seeking an order that the promissory note is usurious under Florida law and the entire debt and conversion rights thus are unenforceable, and all moneys paid on the Note by the Company to JMJ must be returned to the Company) and for usury (seeking damages for all moneys paid pursuant to the promissory note, reasonable attorneys’ fees, and costs). The Company intends to defend against JMJ’s claims, and pursue its claims, vigorously

NOTE 8 – COMMON STOCK

Common stock:

From January 1, 2015 to March 31, 2015, the Company issued a total of 2,718,118 shares to three (3) parties in connection with the conversion of $69,846 in convertible debt held.

On January 5, 2015, and March 19, 2015, the Company issued a total of 103,652 shares of restricted common stock to two (2) consultants as payment for financial consulting & investor relations services with a total value of $16,933.

From January 1, 2015 to March 31, 2015, the Company issued 1,552,100 shares to a Company owned by a former officer and shareholder in connection with the conversion of $39,865 in convertible debt held.

On March 9, 2015 and March 23, 2015, the Company issued a total of 1,424,253 shares of restricted common stock to an officer of the Company in connection with the conversion of $50,000 in convertible stock held.

From January 1, 2015 to March 31, 2015 the Company issued Redwood a total of 1,669,309 shares in connection with the conversion of $171,724 in convertible debt held.

 Sanomedics , Inc.

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2015

(Unaudited)

NOTE 8 – COMMON STOCK – (continued)

During the three months ended March 31, 2015, the Company recognized a loss of $311,275 on the extinguishment of the aforementioned converted debt. Such loss represented the difference between the fair value of the common stock issued of $642,710 and the $331,435 carrying value of the debt converted.

Stock Options and warrants:

No options or warrants were granted, exercised or expired and/or forfeited during the three months ended March 31, 2015.

Reverse split:

On January 20, 2015, the Company’s stockholders approved a reverse stock split of its common stock at a ratio of 1-for-125. The reverse stock split became effective on February 9, 2015 upon securing regulatory approval. All applicable share and per share amounts have been adjusted to reflex the reverse stock split. Additionally in the same corporate action the Company’s shareholders approved a change of its corporate name to Sanomedics, Inc., and an increase of the number of authorized shares of its common stock from 250,000,000 to 650,000,000.

Preferred stock:

On April 30, 2015, the Company’s Board of Directors and Series A preferred shareholders approved a resolution to amend the conversion rights of the preferred shareholders to apply solely for purposes of the computation of voting interest.

NOTE 9 – CONCENTRATION OF CREDIT RISK

The Company’s top two customers accounted for approximately 68% and 27%, of total revenue for the three months ended March 31, 2015. These same customers accounted for 72% and 13% of total revenue for the three months ended March 31, 2014.

Two customers accounted for approximately 77% and 22% of accounts receivable as of March 31, 2015. These same customers accounted for approximately 54% and 43% of accounts receivable as of December 31, 2014.

NOTE 10 – RELATED PARTY DISCLOSURE

The accompanying consolidated financial statements reflect accrued interest on notes payable due an affiliate of the former officer of the Company of $38,286 (March 31, 2015) and $23,893 (December 31, 2014), respectively, and interest expense of $14,393 and $85,906 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 11 – SUBSEQUENT EVENTS

Share Issuances:

During April and May 2015, the Company issued a total of 3,989,223 shares to two (2) parties in connection with the conversion of $20,650 in convertible debt held.

Sanomedics , Inc.

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2015

(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS – (continued)

During April and May 2015, the Company issued a total of 3,512,055 shares to a Company owned by a former officer and shareholder in connection with the conversion of $10,404 in convertible debt held.

During April and May 2015, the Company issued Redwood 1,286,114 shares in connection with the conversion of $8,045 in convertible debt held.

Management has evaluated the subsequent events through the date at which the condensed consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the three months ended March 31, 2015 and 2014 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Notice Regarding Forward-Looking Statements appearing earlier in this report together with Part II, Item 1 of this report and Item 1A. Risk Factors, and the Business section in our Annual Report on Form 10-K for the year ended December 31, 2014, and our subsequent filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

During the 2014 and through this 2015 quarter our focus has been to continue the introduction and selling of our Caregiver® Thermometer product line. We are also pursuing the growth of our business through strategic acquisitions in innovative medical device companies and/or healthcare related service operating businesses that can be rolled into our operations. We will also seek acquisitions and development opportunities related to other aspects of the sleep apnea space.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the audited consolidated financial statements for the year ended December 31, 2014 appearing in our Annual Report on Form 10-K, as amended, provide information the effect of our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates under different assumptions and conditions.

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	Unaudited	Unaudited

Revenues, net	100%	100%

Costs and Expenses as a percentage of net revenues:
Cost of goods sold	15%	13%
Gross margin	85%	87%
General and administrative	321%	420%
Research and development	-%	16%
Stock compensation	9%	158%
Depreciation and amortization	6%	1%

Loss from operations	-250%	-508%
Other income(expense):
Amortization of debt discount	-236%	-338%
Change in fair value of derivatives	328%	-111%
Loss on extinguishment of debt	-164%	-%
Interest expense	-45%	-51%

Net loss	-368%	-1,008%

Revenues, net: Our net revenues increased moderately during the first quarter of 2015 from the comparable periods in 2014, as a result of the continued launch of our new professional model the “Caregiver” compared to the sales of our previous first generation products.

Cost of goods sold: Cost of goods sold consists of product, shipping and other costs. Cost of goods sold as a percentage of revenues, net increased in the first quarter of 2015 as compared to the first quarter of 2014 due to the additional sales generated of the newer professional models during the 2014 period, plus the inclusion of accessories related to the Caregiver. We anticipate our costs of goods sold as a percentage of revenues, net will remain the same throughout the balance of 2015, although there are no assurances that it will.

Operating Expenses: Operating expenses consist of general and administrative expenses, research and development, stock compensation and depreciation and amortization. For the first quarter of 2015, operating expenses decreased primarily as a result of decreases in non-cash stock compensation offsetting the increases associated with legal and professional fees and commission expense. Overall, our operating expenses decreased 25% in the first quarter of 2015 from the first quarter of 2014.

Other income (expense):Other expense decreased significantly in the 2015 period from the comparable 2014 period. The decrease is primarily attributable to a 495% decrease in derivative expenses associated with conversion prices of convertible note and the loss on extinguishment of debt, offset by unrealized gains on the fair value of derivatives based upon changes in the market price of the underlying security. We are required to recognize the non-cash gains and losses under GAAP which can materially impact our financial statements from period to period. Additionally the decrease in other expenses was attributed modestly by the amortization of discount on the convertible debt and interest expense from the new borrowings.

Financial Condition

March 31, 2015 (unaudited) compared to December 31, 2014

Assets: At March 31, 2015, as compared to December 31, 2014, our current assets decreased by approximately $412,000 and our total assets decreased by approximately $423,000. The decrease in current assets and total assets is primarily attributable to decreases in our cash balance, increased collections of accounts receivables and the non-cash amortization of prepaid legal fees. .

Liabilities: At March 31, 2015, our current liabilities decreased by approximately $444,000 from December 31, 2014. This decrease is attributable primarily to the approximate $887,00 decrease in derivative liabilities associated with convertible notes offsetting the inclusion of $303,000 current portion of convertible promissory notes due to an officer of the Company. Our long-term liabilities decreased primarily as a result of the certain of our debt becoming current.

Liquidity and Capital Resources

At March 31, 2015 our cash on hand was approximately $42,000. At March 31, 2015, we had a working capital deficit of $4,618,649 as compared to a working capital deficit of $4,650,674 at December 31, 2014.

Since our inception in 2009, we obtained our liquidity principally from approximately $3.8 million principal amount of cash advances from an affiliate of a former officer and one of our principal shareholders. The Company has executed promissory notes totaling approximately $1.1 million as of March 31, 2014, with CLSS Holdings, LLC (“CLSS”). Each note (a) bears annual interest ranging from 8.0% to 9.0% (20% upon the occurrence, and during the continuance, of an event of default), is convertible into our common stock at a fixed conversion price of $0.50, and is not pre-payable by us, and (b) is subject to a security agreement under which all of our assets secure our loan repayment obligation.

Our net revenues are not sufficient to pay our operating expenses and satisfy our obligations as they become due. Although we expect that our revenues will continue to increase from both our historic operations, there are no assurances our revenues will increase to a level to fund our needs. In addition, even if we succeed in substantially increasing our revenues, we still need substantial additional capital to pay our obligations as they become due and finance our business activities on an ongoing basis. We have approximately $703,000 in secured obligations due the related parties which mature in July 2016 and November 2017, respectively, which are secured by substantially all of our assets, and we do not have sufficient funds to pay those obligations. We believe however, that the related party will continue equity conversions of his debt until maturity.

At March 31, 2015, we had approximately $42,000 in cash on hand; and unless and until we receive additional financing from third parties, which we may never achieve, in the absence of on-going cash infusions on an as needed basis by an affiliate of a former officer and one of our principal shareholders, we would be unable to continue to operate. If we are unable to pay our obligations as they become due, the related parties who are holders of the secured notes could seek to foreclose on our assets. In that event, we would be unable to continue our business and operations as they are now conducted and investors could lose their entire investments in our company.

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

Summary of Cash Flow for the three months ended March 31, 2014

	Three Months Ended March 31,
	2015		2014

Net cash used in operating activities	$(243,016)		$(802,442)
Net cash used in investing activities		$-	$(10,367)
Net cash provided by financing activities	$75,000		$984,271

Operating Activities

Our total cash used by operating activities decreased 70% for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The decrease is primarily due to decreases in accrued salaries and other liabilities, offset by increases in non-cash expenses primarily associated with stock compensation and with embedded liabilities on convertible debt.

Investing Activities

We did not use any cash for investing activities in the 2015 period. During the 2014 period we used cash for additional tooling of molds for accessories to our thermometer.

Financing Activities

Our total cash provided for financing activities decreased by 92.4% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease is primarily due to lesser borrowing of convertible debt from related parties and third parties.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this report, our President, who serves as our Principal Executive Officer, and our Chief Financial Officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, as a result of our failure to timely file several Current Reports on Form 8-K. Subsequent to the end of the period, we expect to institute enhanced procedures to ensure that we comply with the proper reporting procedures in future periods.

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

Prime Time Medical Litigation

After assuming control of the acquisition of Prime Time Medical, Inc. (“PTM”) in August 2013, the Company discovered that the seller Mark R. Miklos (“Seller”) failed to disclose that there were on-going audits with respect to PTM’s Medicare and Medicaid billings for periods prior to the consummation of the transaction. These audits escalated and, as a result, PTM can no longer invoice Medicare and Medicaid for any products or services and be paid for such products and services until the outcome of the audits which could last several years. Also, as a result of other Medicare and Medicaid audits for periods prior to the consummation of the transaction, Medicare and Medicaid are demanding payments for products that PTM was paid prior to the closing of the transaction that were improper. It is estimated that PTM may owe Medicare and Medicaid up to $500,000 in improper payments and at least another $500,000 in accounts receivable that will not be paid to PTM pending the outcome of the audits. On March 13, 2014, after discovering numerous material differences between financial statements reproduced by the Company and the financial statements provided by the Seller in connection with the Stock Purchase Agreement, coupled with the foregoing events and Medicare and Medicaid’s constraint on PTM’s business and payment stream, the Board of Directors of the Company determined that the business could no longer survive and thus opted to pursue a rescission of the completed transaction with PTM.

As a result of discoveries of fraud and misrepresentations in the acquisition of PTM, on March 18, 2014, the Company filed a lawsuit against Mark R. Miklos in Miami-Dade County, Florida Case No.14007055CA01, alleging breach of contract, fraud in the inducement, fraudulent misrepresentation, unjust enrichment, conversion, breach of fiduciary duty and damages. The Company is seeking judgment against the Seller, restitution, rescission of the Purchase Agreement and Employment Agreement and return of all moneys paid to the Seller.

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

Item 1A. Risk Factors.

Please see the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for year ended December 31, 2014 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Issuances:

 During April 2015, the Company issued a total of 3,213,943 shares to two (2) parties in connection with the conversion of $17,200 in convertible debt held. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

During April 2015, the Company issued a total of 2,034,591 shares to a Company owned by a former officer and shareholder in connection with the conversion of $6,569 in convertible debt held. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

On April 6, 2015 the Company issued Redwood 502,000 shares in connection with the conversion of $3,419 in convertible debt held. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

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

Sanomedics, Inc.

Dated: May 20, 2015	By:	/s/ Keith Houlihan
Keith Houlihan, President

	By:	/s/ David C. Langle
David C. Langle, Chief Financial Officer

