Form 10-Q
period 2015-09-30
Sanomedics, Inc.
filed 2015-11-16
CIK 1501972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Registrant's telephone number, including area code (305) 433-7814

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,345,232 shares of common stock are issued and outstanding as of November 9, 2015.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, "believe," "expect," "anticipate," "estimate," "intend," "plan," "targets," "likely," "aim," "will," "would," "could," and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about our:

•	our revenues and profits are not assured,
•	we may be unable to continue as a going concern,
•	our ability to close the pending acquisition,
•	our ability to pay our obligations represented by secured notes when they become due,
•	we may not be able to obtain the substantial additional capital we need,
•	cost and quality issues might arise from our dependence on a third-party, sole source Chinese manufacturer,
•	we may be unable to make or successfully integrate acquisitions,
•	we may not be able to compete effectively,
•	our research and development may be unsuccessful; our next generation products may not be developed, or if developed, may fail to win commercial acceptance,
•	we may be unable to develop next generation products if we cannot hire electrical engineers,
•	growth, if any, could be unmanageable,
•	product shortages may arise if our contract manufacturer fails to comply with government regulations,
•	our medical devices may not meet government regulations,
•	current economic conditions may jeopardize our fund-raising efforts,
•	our intellectual property may not be protectable,
•	we face intellectual property risks that may negatively affect our brand names, reputation, revenues, and potential profitability,
•	our trademarks are valuable, and any inability to protect them could reduce the value of our products and brands,
•	product warranties and product liabilities could be costly,
•	we may be unable to replace current management,
•	we may receive unfavorable results in the outcome of any pending lawsuits.
•	management actions could cause substantial dilution and stock price declines and discourage a takeover,
•	we are engaged in a number of related party transactions,
•	management could terminate employment, and our operations and viability would be hurt, if we cannot fund the 2010 bonuses and accrued salaries which were earned,
•	our common stock is quoted on the OTC Markets, which may discourage investors from purchasing it more than if it was listed on a national exchange,
•	our common stock is illiquid,
•	the application of the "penny stock" rules could adversely affect transactions in our common stock and could increase transaction cost,
•	the price of our common stock may be very volatile,
•	a significant portion of our outstanding shares are restricted securities and the sale of those shares will depress our stock price
•	as an issuer of a "penny stock," the protection provided by the Federal securities laws relating to forward looking statements does not apply to us, and
•	we have not paid dividends in the past and do not expect to pay dividends for the foreseeable future. Any return on investment may be limited to the value of our common stock, if any.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "we," "our," "us," and similar terms refers to Sanomedics, Inc., a Delaware corporation, and our wholly-owned subsidiaries. In addition, the "third quarter of 2015" refers to the three months ended September 30, 2015, the "third quarter of 2014" refers to the three months ended September 30, 2014, and "2014" refers to the year ending December 31, 2014.

Unless specifically set forth to the contrary, the information which appears on our website at www.sanomedics.com and www.thermomedics.com is not part of this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sanomedics, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	-Unaudited-
Assets

Current Assets
Cash	$21,166	$210,138
Accounts receivable, net	8,502	241,967
Inventories	21,216	22,472
Prepaid expenses	3,599	338,990

Total Current Assets	54,483	813,567

Fixed assets, net	19,726	20,040

Patents, net	5,836	11,836
Deposit	7,999	7,999

Total Assets	$88,044	$853,442

Liabilities and Stockholders' Deficit

Current Liabilities
Accrued salaries payable	$48,957	$255,075
Accounts payable and other liabilities	626,784	477,133
Accrued interest payable	365,902	136,989
Accrual for contingencies on contract rescission	123,204	165,702
Current portion of convertible notes payable - related parties, net of debt discount	582,705	-
Convertible notes payable, net of debt discount	1,737,786	1,633,047
Derivative liabilities	3,393,318	2,771,414
Due to related parties	56,132	24,882

Total Current Liabilities	6,934,788	5,464,242

Convertible notes payable - related parties, net of discount, net of current portion	66,461	442,919

Total Liabilities	7,001,249	5,907,161

Commitments and Contingencies (Note 7)	-	-

Stockholders' Deficit
Preferred stock, $0.001 par value: 1,000 shares authorized, issued and outstanding as of September 30, 2015 and December 31, 2014 , respectively	1	1
Common stock, $0.001 par value: 10,000,000,000 shares authorized, 81,508 and 437 shares issued and outstanding as of September 30, 2015 and December 31, 2014 , respectively	82	-
Additional paid in capital	16,995,159	15,205,915
Stock subscription receivable	-	(20,000)
Accumulated deficit	(23,908,447)	(20,239,635)

Total Stockholders' Deficit	(6,913,205)	(5,053,719)

Total Liabilities and Stockholders' Deficit	$88,044	$853,442

See accompanying notes to unaudited condensed consolidated financial statements

Sanomedics, Inc.

Condensed Consolidated Statements of Operations

-Unaudited-

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues, net	$91,543	$83,181	$414,866	$281,002

Cost of goods sold	14,028	12,703	64,464	42,928

Gross profit	77,515	70,478	350,402	238,074

Operating expenses
General and administrative	316,337	1,056,379	1,414,445	2,667,995
Research and development	-	-	-	43,703
Depreciation and amortization	10,750	3,144	12,118	5,697

Total operating expenses	327,087	1,059,523	1,426,563	2,717,395

Loss from operations	(249,572)	(989,045)	(1,076,161)	(2,479,321)

Other income (expense)
Amortization of debt discount	(195,124)	(579,962)	(828,812)	(1,415,839)
Change in fair value of derivative liabiities	(1,354,113)	(135,210)	(962,663)	(928,777)
Loss on extinguishment of debt	(182,108)	-	(694,496)	-
Interest expense	(62,424)	(288,690)	(220,057)	(460,457)
Other income	8,434	-	227,030	-

Total other expense	(1,785,335)	(1,003,862)	(2,478,997)	(2,805,073)

Net loss from continuing operations before income taxes	(2,034,907)	(1,992,907)	(3,555,158)	(5,284,394)
Income taxes	-	-	-	-

Net loss from continuing operations	(2,034,907)	(1,992,907)	(3,555,158)	(5,284,394)

Discontinued operations
Loss from discontinued operations, net of taxes	(10,768)	-	(40,797)	-
Loss on disposal of discontinued operations, net of taxes	(72,857)	-	(72,857)	-
Net loss from discontinued operations, net of taxes	(83,625)	-	(113,654)	-

Net loss	$(2,118,532)	$(1,992,907)	$(3,668,812)	$(5,284,394)

Net loss per share - basic and diluted:
Net loss from continuing operations	$(47.45)	$(939.31)	$(62.77)	$(1,562.41)
Loss from discontinued operations, net of taxes	$-	$-	(2.01)	-

	$(0.01)	$(939.31)	$(64.78)	$(1,562.41)
Weighted average number of shares outstanding during the period - basic and diluted	42,883	2,122	56,639	3,382

See accompanying notes to unaudited condensed consolidated financial statements

Sanomedics, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Deficit

For the Nine Months Ended September 30, 2015

-Unaudited-

						Stock		Total
	Preferred Stock		Common Stock, $.001 Par Value		Additional	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid in Capital	Receivable	Deficit	Deficit

Balance December 31, 2014	1,000	$1	437	$-	$15,205,915	$(20,000)	$(20,239,635)	$(5,053,719)

Stock issued to consultants			28	-	16,968			16,968
Conversion of debt to common stock			81,042	82	1,251,111			1,251,193
Reclassification of fair value of derivative liabilities from debt conversion					541,165			541,165
Share adjustment from round-up of reverse split			1	-	-			-
Write-off for unpaid stock subsription					(20,000)	20,000		-
Net loss for the nine months period ended September 30, 2015							(3,668,812)	(3,668,812)

Balance September 30, 2015	1,000	$1	81,508	$82	$16,995,159	$-	$(23,908,447)	$(6,913,205)

See accompanying notes to unaudited condensed consolidated financial statements

Sanomedics, Inc.

Condensed Consolidated Statements of Cash Flows

-Unaudited-

	For the Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,668,812)	$(5,284,394)
Loss from discontinued operations and disposal, net of taxes	(113,654)	-
Net loss from continuing operations	(3,555,158)	(5,284,394)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,119	5,697
Provision for sales returns and allowances	(11,000)	-
Stock compensation	16,968	726,071
Amortization of debt discount on convertible notes	828,812	1,415,839
Loss on extinguishment of debt	694,496	-
Amortization of prepaid expenses	324,444	-
Change in fair value of derivative liabilities	962,663	928,777
Refinancing costs for revolving line of credit	-	474,131
Changes in operating assets and liabilities:
Accounts receivable	244,465	(11,561)
Inventories	1,256	29,876
Prepaid expenses	10,947	157,697
Accrued salaries payable	(206,117)	-
Accounts payable and other liabilities	149,652	270,168
Accrued interest payable	228,913	136,620
Accrual for contingencies on contract rescission	(42,498)	(334,331)
Due to related parties	(13,476)	(134,437)
Net Cash Used In Operating Activities	(353,515)	(1,619,847)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(5,804)	(12,768)
Net Cash Used In Investing Activities	(5,804)	(12,768)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	180,000	838,240
Repayment of notes payable - related parties	(45,000)	-
Proceeds from common stock subscription	-	22,500
Proceeds from revolving line of credit, net	-	905,768
Payoffs of convertible notes payable	-	(252,750)
Proceeds from convertible notes payable	149,000	149,400

Net Cash Provided By Financing Activities	284,000	1,663,158

CASH FLOWS FROM DISCONTINUED OPERATION:
Cash flows from operating activities	(113,653)	-
Net Cash Used by Discontinued Operations	(113,653)	-

Net (decrease) increase in cash	(188,972)	30,543

Cash - beginning of period	210,138	9,560

Cash - end of period	$21,166	$40,103

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-

Interest	$-	$93,418

NON-CASH TRANSACTIONS
Common stock issued for conversion of debt	$556,695	$771,404
Accrued salaries payable converted to common stock	$-	$211,365
Borrowings under revolving line of credit to convertible notes	$541,165	$1,404,899

See accompanying notes to unaudited condensed consolidated financial statements

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Sanomedics, Inc. (referred to herein as "we", "us", "our" or the "Company") is a medical technology products and services holding company , formed in January 2009, which through its subsidiaries, designs, develops, markets and distributes non-invasive infrared thermometers principally for healthcare providers.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) which are necessary for a fair financial statement presentation have been made. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Thermomedics, Inc., Biscayne Medical LLC now known as Zen Medical LLC ("Zen Medical")(commenced May 2015 and discontinued July 31, 2015), and Anovent, Inc. formed as an acquisition corporation with no activity to date. All significant inter-company accounts and transactions have been eliminated in consolidation.

The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with the Management's Discussion and Analysis, for the fiscal year ended December 31, 2014.

Discontinued Operations:

As of July 31, 2015, the Company decided to discontinue business activities related to electronic health records software management for the behavioral health industry under Zen Medical, as a result of cancellation of interest from the software provider and lack of funding. The proposed Letter of Interest for the proposed joint venture was thereby terminated and the remaining assets and liabilities as of July 31, 2015 were transferred to the business of the proposed software provider resulting in a loss on disposal. The business and operations of Zen Medical qualifies as discontinued operations under ASC 205-20 and accordingly, the Company has excluded results for this component from its continuing operations in the consolidated statements of operations for all periods presented. The following table shows the results of Zen Medical component included in the loss from discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$6,500	$-	$13,000	$-

Operating Expenses:
General and Administrative	17,268	-	53,797	-

Loss from discontinued operations, net of income taxes	$(10,768)	$-	$(40,797)	$-

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION –(continued)

The loss on disposal is reflected as follows:

	September 30,	September 30,
	2015	2014
Assets transferred:
Cash and cash equivalents	$62,995	$-
Accounts receivable	11,253	-
Net assets from discontinued operations	$74,248	$-

Less: Liabilities transferred:
Accounts payable	$1,391	$-
Net liabilities from discontinued operations	$1,391	$-
Loss on disposal of discontinued operations, net of taxes	$72,857	$-

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

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of finished goods of non-invasive thermometers. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated quarterly and are based on the Company's business plan and from feedback from customers and the product development team. As of September 30, 2015 and December 31, 2014, inventory reserves were not material.

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, Earning per Share, which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per share excludes all dilutive potential shares as their effect is anti-dilutive. For the nine months ended September 30, 2015 and 2014, outstanding stock options, warrants, and shares issuable upon conversion of convertible notes were anti-dilutive because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share.

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2015

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

	Nine Months Ended September 30,
	2015	2014
Options	2	2
Warrants	3	-
Shares from convertible notes	4,007,450	1,375
Total (1)	4,007,455	1,377

_______________

(1)	Shares issuable upon conversion of preferred stock have been excluded from this computation because of the specific right of conversion as further explained in Note 8.

Fair Value

FASB ASC 820, Fair Value Measurements and Disclosure s ("ASC 820") establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

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

The fair value of the Company's debt approximated the carrying value of the Company's debt as of September 30, 2015 and December 31, 2014. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation", which clarifies accounting for share-based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance will be effective for the Company beginning with fiscal year 2016, and may be applied either prospectively or retrospectively. The Company does not anticipate that this guidance will materially impact its condensed consolidated financial statements and related disclosures.

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2015

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

On February 18, 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis" ("ASU 2015-02"). ASU 2015-02 provides an update affecting reporting entities that are required to evaluate whether they should consolidate certain legal entities. This new guidance applies to all legal entities to re-evaluate 1) whether limited partnerships and similar legal entities are VIE's or voting interest entities, 2) eliminates the presumption that a general partner should consolidate a limited partnership, 3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and 4) provides a scope exception from consolidation guidance for reporting entities with interest in legal entities that are required to comply with or operate in accordance with rules similar to those for registered money market funds. ASU 2014-08 is effective in annual or interim periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-02 to have a material impact on the unaudited condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 revises previous guidance to require that debt issuance costs be reported in financial statements as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e. an asset) on the financial statements. This new guidance is effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter. The amendments must be applied retrospectively. The requirements of ASU 2015-03 are not expected to have a significant impact on the unaudited condensed consolidated financial statements.

On May 8, 2015, the FASB issued ASU 2015-08, "Business Combinations (Topic 805) Pushdown Accounting " which conforms the FASB's guidance on pushdown accounting with the SEC's guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This standard changes the inventory valuation method from the lower of cost or market to the lower of cost or net realizable value for inventory valued under the first-in, first-out or average cost methods. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods and requires prospective adoption with early adoption permitted. We do not anticipate a material impact on our financial condition, results of operations or cash flows as a result of adopting this standard.

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2015

(Unaudited)

NOTE 3 – LIQUIDITY AND GOING CONCERN

The condensed consolidated financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding the Company's recurring losses or accumulated deficit.

The Company currently has a working capital deficiency, limited revenue and is experiencing recurring losses which have caused an accumulated deficit of $23,908,447 and a working capital deficit of $6,880,305 as of September 30, 2015. These factors raise substantial doubt about its ability to continue as a going concern. Management has financed the Company's operations principally through the issuance of convertible debt instruments and loans from an affiliate of an officer of the Company and a principal shareholder. During the quarter ended September 30, 2015, the Company obtained its liquidity principally from accounts receivable collections and $74,000 of new borrowing under convertible debt instruments as described elsewhere herein. On October 13, 2015 our Board of Directors and the holders of a majority of our outstanding voting securities approved the sale of Thermomedics to PositiveID Corporation, an unrelated third party ("Positive ID"), pursuant to the terms of a Stock Purchase Agreement dated October 21, 2015 (refer to Note 11). The Company may need to continue borrowings from third party lenders and will also need to raise additional capital. However, management cannot provide any assurances that the Company will be successful in completing this financing and accomplishing any of its plans.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable to related parties, net of discounts consists of the following:

	September 30, 2015	December 31, 2014
Two Secured Convertible Promissory Notes – CLSS Holdings, LLC, dated June 30, 2014. Notes accrue interest at 8 % per annum, due and payable on June 1, 2016, net of discount of $156,286 and $369,477, at September 30, 2015 and December 31, 2014, respectively.	$258,411	$131,243

Secured convertible Promissory Note – CLSS Holdings, LLC dated December 1, 2014. Note accrues interest at 8% per annum, due and payable November 30, 2017, net of discount of $176,039 and $235,856, at September 30, 2015 and December 31, 2014, respectively.	66,461	6,644

Convertible Promissory Note - Officer dated June 17, 2013. Note accrues interest at 9% per annum, due and payable on March 15, 2016, net of discount of $-0- and $48,306, at September 30, 2015 and December 31, 2014, respectively.	298,339	305,032

Convertible Promissory Note – company owned by Officer dated June 25, 2015. Note accrues interest at 12% per annum, due and payable on June 25, 2016, net of discount of $74,044 at September 30, 2015.	25,955	-
Total Notes	$649,166	$442,919
Less current portion	(582,705)	-
	$66,461	$442,919

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2015

(Unaudited)

NOTE 4 – NOTES PAYABLE – RELATED PARTIES- (continued)

The secured convertible promissory notes above are collateralized by substantially all the assets of the Company, and are convertible at the holder's option, into common shares of the Company at the lesser of (a) a fixed conversion price ranging from $125,000 to $250,000 per share or (b) at a conversion price of 50% discount to defined market prices. CLSS Holdings, LLC is wholly owned by a former officer of the Company and a principal shareholder.

For the nine months ended September 30, 2015, in connection with the above notes the Company issued 37,601 shares for the conversion of $166,023 in convertible debt and accrued interest held and recognized a loss of $379,407 on the extinguishment of the aforementioned converted debt with a fair value of the common stock issued of $545,430.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Third party convertible notes payable consists of the following:

	September 30, 2015	December 31, 2014

Convertible promissory note with interest at 9% per annum, convertible into common shares at a fixed price of $0.50 per share. Matured on August 24, 2014, net of unamortized discount of $9,503 at September 30, 2015. The conversion feature has not exercised by the note holders as of September 30, 2015. ( C)	$65,497	$65,497

Convertible promissory notes with interest at 8% per annum, convertible into common shares at a conversion price of 50% discount to defined market prices. Matured June 20, 2014. (A) (B) ( C)	36,500	36,500

Convertible promissory note with interest at 12% per annum ( zero interest first 90 days) ,plus 10% original interest discount, convertible at a conversion price of 30% discount to defined market price. Matured December 9, 2014. (A) (C) (See Note 7)	57,598	57,598

Three (3) Convertible promissory notes with interest ranging from 5.25% to 12% per annum, convertible into common shares at a conversion price of 50% discount to defined market prices. Maturity ranging from October 22, 2014 through October 11, 2015, net of unamortized discount of $ 906 and $ 52,763, respectively. (A)	71,094	113,548

Two (2) Convertible promissory notes with interest at 8% per annum, convertible into common shares at a conversion price of 15% discount to defined market prices .Matures on August 1, 2015 and October 11, 2015, respectively, net of unamortized discount of $ -0- and $80,599, respectively. (A)	735,000	679,401

Nine (9) Convertible promissory notes with interest ranging from 12% to 13% per annum, convertible into common shares at a conversion prices of 31% and 37.50% discount to defined market prices. Matures on April 15, 2015 through May 27, 2016, respectively, net of unamortized discount of $56,968 and $287,936, respectively. (A)(B)	772,097	680,503

	1,737,786	1,633,047
Less current portion	(1,737,786)	(1,633,047)
	$-0-	$-0--

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2015

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE – (continued)

(A) The convertible promissory notes are generally convertible at a conversion price equal to the discount to the average of the lowest three closing bid prices of the common stock during the 10 trading days prior to conversion. The embedded conversion features resulted in a derivative liability which has been measured using the Monte Carlo valuation method at September 30, 2015 and December 31, 2014.

(B) Two of promissory notes are generally convertible at a conversion price equal to the lowest traded stock price for 20 trading days prior to conversion. The embedded conversion features resulted in a derivative liability which has been measured using the Monte Carlo valuation method at September 30, 2015.

(C) The Company is in default with regards to these notes, as the outstanding balances are past their maturity date for repayment. The Company is attempting to utilize on-going dialogue with the lenders to resolve their dispute and cure the default.

For the nine months ended September 30, 2015, in connection with the above notes the Company issued 43,441 shares for the conversion of $390,672 in convertible debt and accrued interest held and recognized a loss of $315,088 on the extinguishment of the aforementioned converted debt with a fair value of the common stock issued of $705,761.

In accordance with ASC 470-20 "Debt with Conversion and Other Options", the Company allocated $202,294 and $3,525,257 of the derivative liability as discounts against the convertible notes for the period ended September 30, 2015 and the year ended December 31, 2014, respectively. The discounts are being amortized to interest expense over the term of the notes using the straight line method which approximates the effective interest method. The Company recorded $828,812 and $835,877 of interest expense pursuant to the amortization of the note discounts during the periods ended September 30, 2015 and 2014, respectively.

NOTE 6 – DERIVATIVE LIABILITIES

The Company analyzed the convertible notes payable – related parties and convertible notes payable referred to in Notes 4 and 5 based on the provisions of ASC 815-15 and determined that the conversion options of the convertible notes qualify as embedded derivatives and required the recognition of derivative liabilities.

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

The aggregate fair value of derivative liabilities as of September 30, 2015 and December 31, 2014 amounted to $3,393,318 and $2,771,414, respectively.

The assets or liability's fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the liabilities that are measured at fair value on a recurring basis.

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2015

(Unaudited)

NOTE 6 – DERIVATIVE LIABILITIES – (continued)

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
September 30, 2015	$3,393,318	$-	$-	$3,393,318
December 31, 2014	$2,771,414	$-	$-	$2,771,414

The following table sets forth a summary of the changes in the fair value of the Company's Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Nine Months Ended September 30,2015	Year Ended December 31,2014

Beginning balance	$2,771,414	$1,070,728
Aggregate fair value of conversion features upon issuance	200,406	5,665,527
Fair value of derivatives reclassified to equity	(541,165)	(4,689,838)
Net transfer into level 3	-	425,010 (1)
Fair value of warrants netted against common stock issued for stock	-	111,166
Change in fair value of conversion features	962,663	723,137
Change in fair value of warrant and stock option derivative liabilities	-	(534,316)
Ending balance	$3,393,318	$2,771,414

_________________

(1)

Represents transfers out of equity in connection with the respective warrant and stock option derivative liabilities as a result of insufficient authorized shares available at December 31, 2014 for settlement of warrants and stock options.

The fair value of the embedded conversion feature of the Convertible Debt at September 30, 2015 was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies: (1) conversion prices per share ranging from $4,800 to $52,800, (2) risk free rates ranging from .01% to .64%, (3) remaining life of conversion features (in years) ranging from .05 to 2.17, and (4) volatility ranging from 39.18% to 65.75%.

The fair value of the embedded conversion feature of the Convertible Debt at December 31, 2014 was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies: (1) conversion prices per share ranging from $360 to $170,000, (2) risk free rates ranging from .03% to .25%, (3) remaining life of conversion features (in years) ranging from .12 to 3.0, and (4) volatility ranging from 21.51% to 75.48%.

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2015

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

Exergen Litigation

On October 10, 2012, the Company received a cease and desist demand letter from Exergen Corporation ("Exergen"), claiming that the Company infringed on certain patents relating to the Company's non-contact thermometers. On May 21, 2013 Exergen filed a complaint in the U.S. District Court of the District of Massachusetts against the Company and Thermomedics, Inc. ( its' wholly owned subsidiary). On September 3, 2013, the Company filed its answer to Exergens' complaint and asserted counterclaims and affirmative defenses for non-infringement and invalidity of certain patents. On March 26, 2015, Exergen and Sanomedics filed a partial dismissal that removes Sanomedics previous product, the Talking Non-Contact Thermometer, from the lawsuit. Exergen's claims against the Caregiver TouchFree Thermometer are ongoing. The Company will continue to vigorously defend its rights to market and sell the thermometers, pending the sale of Thermomedics to POSITIVEID Corporation ( see Note 11), at which point all potential past and future liabilities for the remaining product at issue will be undertaken by POSITIVEID Corporation.

Prime Time Medical Litigation

After the acquisition of Prime Time Medical, Inc. ("PTM") in August 2013, the Company discovered that the seller Mark R. Miklos ("Seller") failed to disclose that there were on-going audits with respect to PTM's Medicare and Medicaid billings for periods prior to the consummation of the transaction. These audits escalated and, as a result, PTM can no longer invoiceMedicare and Medicaid for any products or services and be paid for such products and services until the outcome of the audits which could last several years. Also, as a result of other Medicare and Medicaid audits for periods prior to the consummation of the transaction, Medicare and Medicaid are demanding payments for products that PTM was paid prior to the closing of the transaction that were improper. It is estimated that PTM may owe Medicare and Medicaid up to $500,000 in improper payments and at least another $500,000 in accounts receivable that will not be paid to PTM pending the outcome of the audits. On March 13, 2014, after discovering numerous material differences between financial statements reproduced by the Company and the financial statements provided by the Seller in connection with the Stock Purchase Agreement, coupled with the foregoing events and Medicare and Medicaid's constraint on PTM's business and payment stream, the Board of Directors of the Company determined that the business could no longer survive and thus opted to pursue a rescission of the completed transaction with PTM and, the operations of PTM were subsequently deconsolidated from presentation in financial statements. The Company recorded an accrual for contingencies as a result of the contract recession and is reflected in the accompanying consolidated financial statement at $123,204 and $165,702 at September 30, 2015 and December 31, 2014, respectively.

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

September 30, 2015

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

JMJ Litigation

On May 29, 2014, Justin Keener d/b/a JMJ Financial ("JMJ") filed a Complaint against the Company in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida. In the Complaint, JMJ alleges that the Company breached a convertible promissory note dated June 17, 2013, pursuant to which JMJ provided $150,000 to the Company on or about June 19, 2013, and an additional $50,000 to the Company on or about December 12, 2013. JMJ alleges that on February 4, 2014, it agreed to accept $280,000 in satisfaction of the note. JMJ alleges that the Company paid $186,667 to JMJ on February 19, 2014. On July 21, 2014, the Company filed its Answer, Affirmative Defenses, and Counterclaim against JMJ. As affirmative defenses, the Company asserts, among others, that JMJ is not entitled to the relief requested because the promissory note at issue charges usurious interest rates in violation of Florida's usury laws, and because JMJ's claims for lost profits are speculative. The Company also asserts counter-claims for Declaratory Relief (seeking an order that the promissory note is usurious under Florida law and the entire debt and conversion rights thus are unenforceable, and all moneys paid on the Note by the Company to JMJ must be returned to the Company) and for usury (seeking damages for all moneys paid pursuant to the promissory note, reasonable attorneys' fees, and costs). The Company intends to defend against JMJ's claims, and pursue its claims, vigorously.

Other:

In June 2015 the Company recorded a gain of $209,944 as Other Income in the accompanying consolidated financial statements from the reversal of unpaid salaries for former management as no claims were made within the period allowed by the state statute of limitations.

NOTE 8 – COMMON STOCK

Common stock:

From January 1, 2015 to March 31, 2015, the Company issued a total of 680 shares to three (3) parties in connection with the conversion of $69,846 in convertible debt held.

On January 5, 2015, and March 19, 2015, the Company issued a total of 28 shares of restricted common stock to two (2) consultants as payment for financial consulting & investor relations services with a total value of $16,968.

From January 1, 2015 to March 31, 2015, the Company issued 388 shares to a Company owned by a former officer and shareholder in connection with the conversion of $39,865 in convertible debt held.

On March 9, 2015 and March 23, 2015, the Company issued a total of 356 shares of restricted common stock to an officer of the Company in connection with the conversion of $50,000 in convertible stock held.

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2015

(Unaudited)

NOTE 8 – COMMON STOCK – (continued)

From January 1, 2015 to March 31, 2015 the Company issued a lender a total of 417 shares in connection with the conversion of $171,724 in convertible debt held.

From April 1, 2015 to June 30, 2015, the Company issued a total of 1,463 shares to two (2) parties in connection with the conversion of $32,453 in convertible debt held plus interest.

From April 1, 2015 to June 30, 2015, the Company issued 6,338 shares to a Company owned by a former officer and shareholder in connection with the conversion of $36,974 in convertible debt held.

On June 10, 2015, the Company issued a total of 500 shares of restricted common stock to an officer of the Company in connection with the conversion of $5,000 in convertible stock held.

From April 1, 2015 to June 30, 2015 the Company issued a lender a total of 2,553 shares in connection with the conversion of $37,091 in convertible debt held.

On June 26, 2015 the Company issued a shareholder 1 share of restricted common stock for exercise of his warrants at zero consideration plus an additional 2 shares and recorded $35 in total stock compensation expense for the total shares issued.

On June 30, 2015 the Company issued a lender 595 shares in connection with the conversion of $5,000 in convertible debt held.

From July 2, 2015 to August 24, 2015 the Company issued a lender a total of 28,470 shares in connection with the conversion of $49,558 in convertible debt held.

From July 15, 2015 to August 7, 2015 the Company issued a lender a total of 9,263 shares in connection with the conversion of $25,000 in convertible debt held.

From July 7, 2015 to August 7, 2015, the Company issued 30,019 shares to a Company owned by a former officer and shareholder in connection with the conversion of $34,184 in convertible debt held.

Reverse splits:

On January 20, 2015, the Company's stockholders approved a reverse stock split of its common stock at a ratio of 1-for-125. The reverse stock split became effective on February 9, 2015 upon securing regulatory approval. All applicable share and per share amounts in the accompanying consolidated financial statements and footnotes have been retroactively adjusted to reflect the reverse stock split. Additionally in the same corporate action the Company's shareholders approved a change of its corporate name to Sanomedics, Inc., and an increase of the number of authorized shares of its common stock from 250,000,000 to 650,000,000.

On September 16, 2015, the Company's stockholders approved a reverse stock split of its common stock at a ratio of 1-for-4,000. The reverse stock split became effective on October 14, 2015. All applicable share and per share amounts have been retroactively adjusted to reflect the reverse stock split. Additionally in the same corporate action the Company's shareholders approved an increase of the number of authorized shares of its common stock from 650,000,000 to 10,000,000,000.

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2015(Unaudited)

NOTE 8 – COMMON STOCK – (continued)

Preferred stock:

On April 30, 2015, the Company's Board of Directors and Series A preferred shareholders approved a resolution to amend the conversion rights of the preferred shareholders to apply solely for purposes of the computation of voting interest.

NOTE 9 – SEGMENT REPORTING AND CONCENTRATION OF CREDIT RISK

After consideration of the discontinued operations disclosed in Note 1, the Company currently operates as one reporting segment.

The Company's top two customers accounted for approximately 99% and 94% of total revenue for the three and nine months ended September 30, 2015. These same customers accounted for 72% and 79% of total revenue for the three and nine months ended September 30, 2014.

Two customers accounted for approximately 55% and 24% of accounts receivable as of September 30, 2015. Two other customers accounted for approximately 54% and 43% of accounts receivable as of December 31, 2014.

NOTE 10 – RELATED PARTY DISCLOSURE

The accompanying consolidated financial statements reflect the following related party debt:

	September 30, 2015	December 31, 2014
Convertible note payable due to an affiliate of a former officer of the Company (see Note 4)	$324,872	$137,887

Convertible note payable due Officer of the Company and an affiliate of Officer of the Company (see Note 4)	324,294	305,032

Total Convertible Notes	$649,166	$442,919

Demand promissory note due to an affiliate of an Officer of the Company, secured by sales proceeds, interest at 12%	$35,000	$-

Demand loan payable due former officer of the Company	21,132	24,882

Total Due to Related Parties	$56,132	$24,882

The accompanying consolidated financial statements also reflect accrued interest on the aforementioned debt to related parties of $155,115 (September 30, 2015) and $85,915 (December 31, 2014), respectively, and interest expense of $25,547 and $40,718 for the three months and $83,595 and $85,671 for the nine months ended September 30, 2015 and 2014, respectively.

Sanomedics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2015 (Unaudited)

NOTE 11 – SUBSEQUENT EVENTS

Share Issuances:

On October 13, 2015, the Company issued 4,250 shares to a lender in connection with the conversion of $1,700 in convertible debt held.

During October and through November 2, 2015, the Company issued a total of 140,950 shares to four (4) lenders in connection with the conversion of $12,348 in convertible debt held.

During October and through November 6, 2015, the Company issued a total of 722,323 shares to a Company owned by a former officer and shareholder in connection with the conversion of $12,287 in convertible debt held.

On October 22, 2015, the Company issued to its management and Board of Directors a total stock award of 1,043,750 restricted shares valued at fair market value of $0.31per share.

On November 4, 2015, the Company issued a total of 6,347,638 shares to an officer and shareholder in connection with the conversion of $298,339 in convertible debt held.

Preferred Stock:

On October 16, 2015, the Company's stockholders approved the authorization for ten million (10,000,000) shares of blank check preferred stock, par value $0.001 per share, the voting powers, designations, preferences and other special rights, and qualifications, limitations and restrictions of which may be established from time to time by the Board of Directors of the Company without approval of the holders of our Common Stock and which may be issued in one or more series. This corporate action is pending filing of a definitive information statement and filing of the amendment with the state of Delaware Corporate Office.

Other:

On October 21, 2015, the Company and its wholly owned subsidiary, Thermomedics, Inc. ("Thermomedics"), entered into a Stock Purchase Agreement ("Purchase Agreement") for the sale and purchase of Thermomedics, Inc., pursuant to which the Company has agreed to sell 100% of the stock ownership of Thermomedics to PositiveID Corporation, a Delaware corporation (the "Buyer"), (collectively the "Acquisition").

As consideration, at time of closing, the Buyer will pay the Company Seven Hundred Fifty Thousand Dollars ($750,000) (the "Aggregate Purchase Price ") in the form of Two Hundred Fifty Thousand Dollars ($250,000) in cash and Five Hundred Thousand Dollars ($500,000) in the form of 500 shares of Series J Convertible Preferred Stock (the "Preferred Stock") of the Buyer, subject to the adjustment of $29,000 for Thermomedics' working capital deficit and $25,000 for legal fees of the Buyer, as detailed in the Purchase Agreement. In connection with the Acquisition, additional earn-out payments of up to Seven Hundred Fifty Thousand Dollars ($750,000) for each of the fiscal years ending December 31, 2016 and 2017 may be earned by the Company if certain revenue thresholds are met as described in the Purchase Agreement. Such earn-out payments, if any, will consist of twenty five percent (25%) in cash (up to One Hundred Eighty Seven Thousand Dollars ($187,000) and seventy five percent (75%) in shares of preferred stock of the Buyer (up to 563 shares of Preferred Stock) for each of the fiscal years ending December 31, 2016 and 2017, respectively.

The parties have made customary representations and warranties in the Purchase Agreement and agreed to certain covenants, including the authority to enter into the Purchase Agreement, the organization of each of the parties and the lack of conflict with any organizational documents, agreements or rules. These representations and warranties were made as of specific dates and may be subject to important qualifications, limitations and supplemental information agreed to in negotiating the terms of the Purchase Agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the three and six months ended September 30, 2015 and 2014 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Notice Regarding Forward-Looking Statements appearing earlier in this report together with Part II, Item 1 of this report and Item 1A. Risk Factors, and the Business section in our Annual Report on Form 10-K for the year ended December 31, 2014, and our subsequent filings with the SEC. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

OVERVIEW

Our historic operations were related to the design, development and marketing medical diagnostic equipment for healthcare providers. In our recent periods our business has been focused on the sale of our Caregiver® Thermometer which was the first clinically validated non-contact thermometer for the healthcare providers market. These operations were conducted through our wholly-owned subsidiary, Thermomedics. On October 13, 2015 our Board of Directors and the holders of a majority of our outstanding voting securities approved the sale of Thermomedics to PositiveID Corporation, an unrelated third party ("Positive ID"), pursuant to the terms of a Stock Purchase Agreement dated October 21, 2015. Under the Stock Purchase Agreement, at closing we will sell all of the shares of Thermomedics to Positive ID in exchange for $250,000 in cash plus $750,000 in the form of convertible stock plus additional earn-out payments in 2016 and 2017 each of up to $750,000 consisting of 25% in cash and 75% in additional convertible preferred stock. The terms of the Stock Purchase Agreement are more fully described later in our Current Report on Form 8-K as filed on October 26, 2015.

Since July 2009, we have been trying to raise the necessary equity capital in the public market to further fund our business since acquiring Thermomedics, which during development was funded primarily from proceeds received from a former officer and director. At the time of the acquisition, we expected that Thermomedics would generate sufficient cash flow from operations to expand our business operations, which, in fact, was slow to materialize. In response to the difficulties in successfully raising sufficient capital to assist Thermomedics in its continued commercialization to permit it to compete in the market for thermometer sales, the Board of Directors, beginning in mid-2015, decided to review certain strategic opportunities as they arose and to obtain additional information regarding such opportunities for consideration and evaluation by the Board of Directors.

In August 2015, the Board of Directors discussed its short, mid and long-term financial outlook and the need for additional capital funding to permit our company to generate positive cash flow from operations and overall profitability. Management indicated to the Board of Directors that Thermomedics would not be able to generate sufficient cash flow from operations to expand its business operations in the foreseeable future. At that time, based on management's estimates, management believed Thermomedics would exhaust its available cash, which was approximately $8,400 at June 30, 2015. Management further discussed the fact that our stock was depressed stock and the market was severely devaluing our holdings of Thermomedics and as a result we would not be able to raise additional funds to further fund and develop the business of Thermomedics at terms acceptable to us, if at all. The Board of Directors also discussed various strategic options for Thermomedics including potential suitors and the interest, if any, by us and Thermomedics' management, to acquire control of Thermomedics.

On October 23, 2015 we filed a preliminary information statement on Schedule 14C with the Securities and Exchange Commission which, among other matters, describes the pending sale of Thermomedics. We expect to close the sale on the 20th day following the filing of a definitive information statement with the Securities and Exchange Commission. While we are unable at this time to specify a closing date, stockholder consent to this transaction has already been obtained and the non-consenting stockholders are not entitled to any dissenter's rights under Delaware law. The purpose of the information statement is solely to satisfy our obligations under the SEC's proxy rules.

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

RESULTS OF OPERATIONS

The following discussion relates to our continuing operations and does not include the discontinued operations of Zen Medical.

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues, net	100%	100%	100%	100%

Costs and Expenses as a percentage of net revenues:
Cost of goods sold	15%	15%	15%	15%
Gross margin	85%	85%	85%	85%
General and administrative	346%	1,270%	341%	949%
Research and development	-%	-%	-%	16%
Depreciation and amortization	12%	4%	3%	2%
Total operating expenses	358%	1,274%	344%	967%
Loss from operations	-273%	-1,189%	-259%	-882%
Other income(expense):
Amortization of debt discount	-213%	-697%	-200%	-504%
Change in fair value of derivatives	-1,479%	-162%	-232%	-331%
Loss on extinguishment of debt	-199%	-%	-167%	-%
Interest expense	-68%	-347%	-53%	-164%
Other Income	9%	-%	55%	-%
Total other expenses	-1,950%	-1,206%	-597%	-998%
Net loss from continuing operations	-2,223%	-2,395%	-856%	-1,880%

Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

Revenues, net: Our net revenues increased moderately during the third quarter of 2015 from the comparable period in 2014, as a result of the continued launch of our new professional model the "Caregiver" compared to the sales of our previous first generation products.

Cost of goods sold: Cost of goods sold consists of product, shipping and other costs. Cost of goods sold as a percentage of revenues, net increased slightly in the third quarter of 2015 as compared to the third quarter of 2014 due to the additional sales generated of the newer professional models during the 2015 period, plus the inclusion of accessories related to the Caregiver. We anticipate our costs of goods sold as a percentage of revenues, net will remain the same throughout the balance of 2015, although there are no assurances that it will.

Operating Expenses: Operating expenses consist of general and administrative expenses including stock based compensation, research and development, and depreciation and amortization. For the third quarter of 2015, operating expenses decreased threefold primarily as a result of decreases in non-cash stock compensation offsetting the increases associated with legal and professional fees and commission expense. Overall, our operating expenses decreased 70% in the third quarter of 2015 from the third quarter of 2014.

Other income (expense): Other expense increased significantly (78%) in the 2015 period from the comparable 2014 period. The increase is primarily attributable to a 66% decrease in amortization of debt discount, a 1,001% increase in derivative expenses associated with the initial derivative charges and the changes in the fair value of derivatives embedded in convertible notes and losses on extinguishment of debt compared to none in the comparative quarter. We are required to recognize the non-cash gains and losses under GAAP which can materially impact our financial statements from period to period. Additionally the decrease in other expenses was attributed modestly by interest expense from borrowings offset by a modest pickup in other income.

Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014

Revenues, net: Our net revenues increased 48% for the nine months ended September 30, 2015 from the comparable periods in 2014, as a result of the continued selling and marketing of our new professional model the "Caregiver" compared to the sales of our previous first generation products.

Cost of goods sold: Cost of goods sold as a percentage of revenues, net remained consistent in the nine months ended September 30, 2015 from the comparable period in 2014. We anticipate our costs of goods sold as a percentage of revenues, net will remain the same throughout the balance of 2015, although there are no assurances that it will.

Operating Expenses: The approximate $1,291,000 decrease in operating expenses for the nine months ended September 30, 2015 from the comparable 2014 period was primarily as a result of decreases in debt issue cost associated with new borrowings, legal and professional fees and commission expense. Overall, our operating expenses decreased 48% for the nine months ended September 30, 2015 as compared to 2014. These changes reflect decreases in general and administrative expenses (47%) and decreases in research and development expenses (100%), offset slightly by increases in depreciation and amortization expense in the 2015 period.

Other income (expense): Other income (expense) decreased 12% in the 2015 period from the comparable 2014 period. The decrease is primarily attributable to a 41% decrease in amortization of debt discount, offset by a 104% increase in derivative expenses associated with the initial derivative charges and the changes in the fair value of derivatives embedded in convertible notes and losses on extinguishment of debt compared to none in the comparative quarter. We are required to recognize the non-cash gains and losses under GAAP which can materially impact our financial statements from period to period. Additionally the decrease in other income (expense) was attributed to interest expense from the borrowings offset by the pickup in other income from the reversal of expired salary accruals.

Financial Condition

September 30, 2015 (unaudited) compared to December 31, 2014

Assets: At September 30, 2015, as compared to December 31, 2014, our current assets decreased by approximately $759,000 and our total assets decreased by approximately $760,000. The decrease in current assets and total assets is primarily attributable to decreases in our cash balance, increased collections of accounts receivables and the non-cash amortization of prepaid legal fees.

Liabilities: At September 30, 2015, our current liabilities increased by approximately $1,471,000 from December 31, 2014. This increase is attributable primarily to the approximate $622,000 increase in derivative liabilities associated with convertible notes plus the inclusion of approximately $583,000 current portion of convertible promissory notes due to related parties of the Company. Our long-term liabilities decreased primarily as a result of the certain of our debt becoming current.

Liquidity and Capital Resources

At September 30, 2015 our cash on hand was approximately $22,000. At September 30, 2015, we had a working capital deficit of $6,880,306 as compared to a working capital deficit of $4,650,674 at December 31, 2014.

Since our inception in 2009, we obtained our liquidity principally from approximately $3.8 million principal amount of cash advances from an affiliate of a former officer and one of our principal shareholders. The Company has executed promissory notes totaling approximately $657,000 with CLSS Holdings, LLC ("CLSS") and, $433,000 with an officer of the Company and a company of which he owns, as of September 30, 2015. Each note (a) bears annual interest ranging from 8.0% to 12.0% (20% upon the occurrence, and during the continuance, of an event of default), is convertible into our common stock at a fixed conversion price of $0.50 or at a 50% discount to defined market prices, and is not pre-payable by us, and (b) is subject to a security agreement under which all of our assets secure our loan repayment obligation.

Our net revenues are not sufficient to pay our operating expenses and satisfy our obligations as they become due. Although we expect that our revenues will continue to increase from both our historic operations, there are no assurances our revenues will increase to a level to fund our needs. In addition, even if we succeed in substantially increasing our revenues, we still need substantial additional capital to pay our obligations as they become due and finance our business activities on an ongoing basis. We have approximately $135,000 in secured obligations due the related parties which mature in July 2016 and November 2017, respectively, which are secured by substantially all of our assets, and we do not have sufficient funds to pay those obligations. We believe however, that the related parties will continue equity conversions of their debt until maturity.

At September 30, 2015, we had approximately $22,000 in cash on hand; and unless and until we receive additional financing from third parties, which we may never achieve, in the absence of on-going cash infusions on an as needed basis by an affiliate of a former officer and one of our principal shareholders, we would be unable to continue to operate. If we are unable to pay our obligations as they become due, the related parties who are holders of the secured notes could seek to foreclose on our assets. In that event, we would be unable to continue our business and operations as they are now conducted and investors could lose their entire investments in our company.

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

Summary of Cash Flow for the nine months ended September 30, 2015

	Nine Months Ended September 30,
	2015	2014

Net cash used in operating activities	$(353,515)	$(1,619,847)
Net cash used in investing activities	$(5,804)	$(12,768)
Net cash provided by financing activities	$284,000	$1,663,158
Net cash used by discontinued operations	$(113,653)	$-
Net (decrease) increase in cash	$(188,972)	$30,543

Operating Activities

Our total cash used by operating activities decreased 78% for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The decrease is primarily due to increased collections of accounts receivable combined with decreases in accrued salaries and other liabilities, offset by increases in non-cash expenses primarily associated with the amortization of prepaid legal costs and with embedded liabilities on convertible debt.

Investing Activities

We used modest cash for investing activities in the 2015 period. During the 2014 period we used cash for additional tooling of molds for accessories to our thermometer.

Financing Activities

Our total cash provided for financing activities decreased by 84% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease is primarily due to lesser borrowing of convertible debt from related parties and third parties.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this report, our President, who serves as our Principal Executive Officer, and our Chief Financial Officer has concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure..

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to the various legal proceedings as well as certain other claims that have not been resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility that the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management's expectations, the Company's consolidated financial statements for the reporting period could be materially adversely affected.

Item 1A. Risk Factors.

Please see the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for year ended December 31, 2014 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During July and through August 7, 2015, the Company issued a total of 30,019 shares to a Company owned by a former officer and shareholder in connection with the conversion of $34,184 in convertible debt held. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

From July 2, 2015 to August 24, 2015 the Company issued Redwood Fund III, LTD. a total of 28,470 shares in connection with the conversion of $49,558 in convertible debt held. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

On August 3, 2015, a portion of a convertible note originally for $1,225,154 held by Redwood Management LLC was purchased and assigned to a third party lender for $25,000. The convertible promissory note carries interest at 12% per annum, convertible into common shares at a discount to market price as defined and matures on October 17, 2015.

On October 13, 2015, the Company issued Redwood Fund III, LTD. 4,250 shares in connection with the conversion of $1,700 in convertible debt held. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

During October and through November 2, 2015, the Company issued a total of 140,950 shares to four (4) lenders (4,000 shares to Old Main Capital LLC, 4,250 shares to May Davis Partners Acquisition LLC, 75,000 to JAX Capital Growth G LLC and 57,700 shares to Microcap Equity Group LLC) in connection with the conversion of $12,348 in convertible debt held. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

During October and through November 6, 2015, the Company issued a total of 722,323 shares to a Company owned by a former officer and shareholder in connection with the conversion of $12,287 in convertible debt held. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

On October 22, 2015, the Company issued to its management and Board of Directors a total stock award of 1,043,750 restricted shares valued at $0.31per share detailed as follows

Keith Houlihan	519,250 shares
David C. Langle	512,500 shares
Gary O'Hara	6,250 shares
Ron Benincasa	4,375 shares
William Lerner	1,375 shares

On November 4, 2015, the Company issued a total of 6,347,638 shares to Keith Houlihan , our President and a shareholder in connection with the conversion of $298,339 in convertible debt held. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our company's operations.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description

3.7	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to the Current Report on Form 8-K filed October 13, 2015).

10.60	$267,500 Secured Convertible Promissory Note dated February 1, 2014 to CLSS Holdings LLC

10.61	$318,640 Secured Convertible Promissory Note dated February 1, 2014 to CLSS Holdings LLC

10.62	$282,740 Secured Convertible Promissory Note dated February 1, 2014 to CLSS Holdings LLC

10.63	$195,000 Secured Convertible Promissory Note dated February 1, 2014 to CLSS Holdings LLC

10.64	$344,491 Secured Convertible Promissory Note dated February 1, 2014 to CLSS Holdings LLC

10.65	Securities Purchase Agreement dated January 22, 2014 between Sanomedics International Holdings, Inc. and LG Capital Funding, LLC

10.66	Securities Purchase Agreement dated January 16, 2014 between Sanomedics International Holdings, Inc. and Debenturevision LLC

10.67	Securities Purchase Agreement dated March 10, 2014 between Sanomedics International Holdings, Inc. and Union Capital LLC

10.68	Securities Purchase Agreement dated March 10, 2014 between Sanomedics International Holdings, Inc. and Union Capital LLC

10.69	Securities Purchase Agreement dated March 31, 2014 between Sanomedics International Holdings, Inc. and Union Capital LLC

10.70	Debt Purchase Agreement dated March 17, 2014 between Union Capital LLC and Jax Capital Growth LLC

10.71	Securities Purchase Agreement dated March 27, 2014 between Sanomedics International Holdings, Inc. and Jax Capital Growth LLC

10.72	Amendment Agreement dated September 22, 2014 between Sanomedics International Holdings, Inc. and Redwood Management LLC

10.73	Replacement Revolving Note A dated September 22, 2014 to TCA Global Credit Master Fund, LP

10.74	Replacement Revolving Note B dated September 22, 2014 to TCA Global Credit Master Fund, LP

10.75	Amendment Agreement dated October 17, 2014 Sanomedics International Holdings, Inc. and Redwood Management LLC

10.76	Replacement Revolving Note A-3 dated October 17, 2014 to TCA Global Credit Master Fund, LP

10.77	$189,375 Debenture dated October 24, 2014 payable to Redwood Management LLC

10.78	$ 63,125 Debenture dated October 24, 2014 payable to Redwood Fund II, LLC

10.79	$35,000 Securities Exchange and Settlement Agreement dated August 25, 2014 with Beaufort Capital Partners LLC

10.80	$30,000 Promissory Note dated August 12, 2014 with Beaufort Capital Partners LLC

10.81	$50,000 Replacement Promissory Note dated September 11, 2014 to Coventry Enterprises LLC

10.82	$50,000 Promissory Note dated September 11, 2014 to Coventry Enterprises LLC

10.83	$440,000 Convertible Note A dated June 30, 2014 to Devlin Law Firm LLC

10.84	$400,000 Convertible Note dated September 30, 2014 to Devlin Law Firm LLC

10.85	$313,000 Secured Convertible Promissory Note dated June 30, 2014 to CLSS Holdings LLC

10.86	$285,543. Secured Convertible Promissory Note dated June 30, 2014 to CLSS Holdings LLC

10.87	Form of Securities Purchase Agreement dated February 9, 2015 between Sanomedics International Holdings, Inc and the investor

10.88	Form of Convertible Debenture dated February 9, 2015 between Sanomedics International Holdings, Inc and the investor

10.89	$74,000 Promissory Note dated July 7, 2015 with VIS VIRES GROUP, INC

10.90	Stock Purchase Agreement, dated October 21, 2015, by and between PositiveID Corporation and Sanomedics, Inc. (incorporated by reference to the Current Report on Form 8-K filed October 26, 2015)

10.91	Stock Purchase Agreement, dated October 21, 2015, by and between Mrs. Lynn Shapiro and Sanomedics, Inc. (incorporated by reference to the Current Report on Form 8-K filed October 26, 2015)

16.1	Letter dated July 6, 2015 from Marcum LLP (incorporated by reference to the Current Report on Form 8-K filed July 6, 2015).

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial and Accounting officer *

32.1	Section 1350 Certifications of President and Chief Financial Officer*

101.INS	XBRL INSTANCE DOCUMENT **

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **
____________

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sanomedics , Inc.

Dated: November 16, 2015	By:	/s/ Keith Houlihan
Keith Houlihan, President

	By:	/s/ David C. Langle
David C. Langle, Chief Financial Officer

